Form 10-Q
period 2017-09-30
KEMET CORP
filed 2017-11-02
CIK 887730

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
or
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☒  NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  YES ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The number of shares outstanding of the registrant’s common stock, par value $0.01 per share, as of October 31, 2017 was 56,381,570.

KEMET CORPORATION AND SUBSIDIARIES
Form 10-Q for the Quarter ended September 30, 2017

INDEX

Page
PART I FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets at September 30, 2017 and March 31, 2017	3

Condensed Consolidated Statements of Operations for the Quarters and Six-Month Periods Ended September 30, 2017 and September 30, 2016	4

Condensed Consolidated Statements of Comprehensive Income (Loss) for the Quarters and Six-Month Periods Ended September 30, 2017 and September 30, 2016	5

Condensed Consolidated Statements of Cash Flows for the Six-Month Periods Ended September 30, 2017 and September 30, 2016	6

Notes to the Condensed Consolidated Financial Statements	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	31

Item 3. Quantitative and Qualitative Disclosures About Market Risk	51

Item 4. Controls and Procedures	52

PART II OTHER INFORMATION

Item 1. Legal Proceedings	53

Item 1A. Risk Factors	53

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	53

Item 3. Defaults Upon Senior Securities	53

Item 4. Mine Safety Disclosures	53

Item 5. Other Information	53

Item 6. Exhibits	54

Exhibit 3.1
Exhibit 3.2
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2
Exhibit 101

PART I - FINANCIAL INFORMATION
Item 1 - Financial Statements

KEMET CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Amounts in thousands, except per share data)
(Unaudited)

	September 30, 2017	March 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$253,673	$109,774
Accounts receivable, net	139,036	92,526
Inventories, net	200,219	147,955
Prepaid expenses and other (1)	46,239	28,782
Total current assets	639,167	379,037
Property, plant and equipment, net of accumulated depreciation of $852,892 and $821,276 as of September 30, 2017 and March 31, 2017, respectively	371,617	209,311
Goodwill	40,294	40,294
Intangible assets, net	62,372	29,781
Equity method investments	12,296	63,416
Deferred income taxes (1)	11,199	8,367
Other assets	10,344	4,119
Total assets	$1,147,289	$734,325
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$20,361	$2,000
Accounts payable	138,432	69,674
Accrued expenses	94,227	57,752
Income taxes payable	1,392	715
Total current liabilities	254,412	130,141
Long-term debt, less current portion	311,426	386,211
Other non-current obligations	150,992	60,131
Deferred income taxes	14,349	3,370
Stockholders’ equity:
Preferred stock, par value $0.01, authorized 10,000 shares, none issued	—	—
Common stock, par value $0.01, authorized 175,000 shares, issued 56,326 and 46,689 shares at September 30, 2017 and March 31, 2017, respectively	563	467
Additional paid-in capital	458,703	447,671
Retained deficit (1)	(18,399)	(251,854)
Accumulated other comprehensive income	(24,757)	(41,812)
Total stockholders’ equity	416,110	154,472
Total liabilities and stockholders’ equity	$1,147,289	$734,325
_________________
(1) March 31, 2017 adjusted due to the adoption of Accounting Standards Update ("ASU") No. 2016-16, Income Taxes - Intra-Entity Transfers of Assets Other Than Inventory

 See accompanying notes to the unaudited condensed consolidated financial statements.

KEMET CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Amounts in thousands, except per share data)
(Unaudited)

	Quarters Ended September 30,		Six-Month Periods Ended September 30,
	2017	2016	2017	2016
Net sales	$301,471	$187,308	$575,471	$372,243
Operating costs and expenses:
Cost of sales (1)	216,395	140,792	415,958	282,975
Selling, general and administrative expenses (1)	42,417	25,843	78,048	51,599
Research and development (1)	9,662	7,024	19,052	13,943
Restructuring charges	1,393	3,998	3,006	4,686
Write down and disposal of long-lived assets	(39)	6,277	(20)	6,368
Total operating costs and expenses	269,828	183,934	516,044	359,571
Operating income (loss)	31,643	3,374	59,427	12,672
Non-operating (income) expense:
Interest income	(95)	(6)	(161)	(9)
Interest expense	7,365	9,910	18,325	19,833
Acquisition gains	(1,285)	—	(136,873)	—
Change in value of TOKIN option	—	(1,600)	—	10,400
Other (income) expense, net (1)	10,153	(581)	16,292	(2,575)
Income (loss) before income taxes and equity income (loss)	15,505	(4,349)	161,844	(14,977)
Income tax expense (benefit)	2,880	830	4,030	2,630
Income (loss) before equity income (loss)	12,625	(5,179)	157,814	(17,607)
Equity income (loss) from equity method investments	224	181	75,641	404
Net income (loss)	$12,849	$(4,998)	$233,455	$(17,203)

Net income (loss) per basic share	$0.26	$(0.11)	$4.80	$(0.37)

Net income (loss) per diluted share	$0.22	$(0.11)	$4.02	$(0.37)

Weighted-average shares outstanding:
Basic	49,819	46,590	48,607	46,471
Diluted	58,409	46,590	58,136	46,471
_________________
(1) Quarter and six-month period ended September 30, 2016 adjusted due to the adoption of ASU No. 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost

See accompanying notes to the unaudited condensed consolidated financial statements.

KEMET CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Amounts in thousands)
(Unaudited)

	Quarters Ended September 30,		Six-Month Periods Ended September 30,
	2017	2016	2017	2016
Net income (loss)	$12,849	$(4,998)	$233,455	$(17,203)
Other comprehensive income (loss):
Foreign currency translation gains (losses)	9,068	(689)	13,206	(7,075)
Defined benefit pension plans, net of tax impact	(297)	164	(153)	327
Post-retirement plan adjustments	(47)	(43)	(94)	(85)
Equity interest in TOKIN’s other comprehensive income (loss)	—	(179)	5,573	(5,563)
Foreign exchange contracts	(2,429)	(841)	(1,477)	(1,706)
Other comprehensive income (loss)	6,295	(1,588)	17,055	(14,102)
Total comprehensive income (loss)	$19,144	$(6,586)	$250,510	$(31,305)

See accompanying notes to the unaudited condensed consolidated financial statements.

KEMET CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Amounts in thousands)
(Unaudited)

	Six-Month Periods Ended September 30,
	2017	2016
Net income (loss)	$233,455	$(17,203)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	25,569	18,876
Equity (income) loss from equity-method investments	(75,641)	(404)
Acquisition gains	(136,873)	—
Non-cash debt and financing costs	1,124	378
(Gain) loss on early extinguishment of debt	486	—
Stock-based compensation expense	2,631	2,332
Receivable write down	152	—
Change in value of TOKIN option	—	10,400
Write down of long-lived assets	(20)	6,368
Pension and other post-retirement benefits	2,608	1,417
Change in deferred income taxes	(108)	1,165
Change in operating assets	21,080	1,721
Change in operating liabilities	(34,558)	(1,830)
Other	162	(177)
Net cash provided by (used in) operating activities	40,067	23,043
Investing activities:
Capital expenditures	(17,830)	(10,344)
Acquisitions, net of cash received	167,129	—
Proceeds from sale of assets	600	—
Net cash provided by (used in) investing activities	149,899	(10,344)
Financing activities:
Payments on revolving line of credit	(33,881)	—
Payments on long-term obligations	(357,313)	(1,870)
Proceeds from issuance of debt	334,978	—
Debt issuance costs	(5,002)	—
Purchase of treasury stock	—	(628)
Proceeds from dividend	585	—
Proceeds from exercise of stock warrants	8,838	—
Proceeds from exercise of stock options	4,066	—
Net cash provided by (used in) financing activities	(47,729)	(2,498)
Net increase (decrease) in cash and cash equivalents	142,237	10,201
Effect of foreign currency fluctuations on cash	1,662	(452)
Cash and cash equivalents at beginning of fiscal period	109,774	65,004
Cash and cash equivalents at end of fiscal period	$253,673	$74,753

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
The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. In consolidation, all significant intercompany amounts and transactions have been eliminated.  Certain prior year amounts have been reclassified to conform to current year presentation.  Net sales and operating results for the quarter and six-month periods ended September 30, 2017 are not necessarily indicative of the results to be expected for the full year.
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
Recently Issued Accounting Pronouncements
New Accounting Standards Adopted/Issued
In August 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2017-12, Targeted Improvements to Accounting for Hedging Activities. The update amends and simplifies existing guidance in order to allow companies to more accurately present the economic effects of risk management activities in the financial statements. The effective date of this update is for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted. The Company is currently evaluating the impact of the adoption of this guidance on the Company’s consolidated financial statements.
In March 2017, the FASB issued ASU No. 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. The update requires employers to report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside a subtotal of Operating income. The Company states the other components of net benefit cost within Other (income) expense, net, on its Condensed Consolidated Statements of Operations. The effective date of this update is for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted. The update requires retrospective application to all periods presented. The Company adopted this guidance in the first quarter of fiscal year 2018; the adoption of this guidance had an immaterial impact on the Company’s consolidated financial statements.
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

•	Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.
Assets and liabilities measured at fair value on a recurring basis as of September 30, 2017 and March 31, 2017 are as follows (amounts in thousands):

	Carrying Value September 30,	Fair Value September 30,	Fair Value Measurement Using			Carrying Value March 31,	Fair Value March 31,	Fair Value Measurement Using
	2017	2017	Level 1	Level 2 (2)	Level 3	2017	2017	Level 1	Level 2 (2)	Level 3
Assets (Liabilities):
Money markets (1)	$36,726	$36,726	$36,726	$—	$—	$2,055	$2,055	$2,055	$—	$—
Total debt	(331,787)	(347,263)	(341,539)	(5,724)	—	(388,211)	(385,251)	(353,000)	(32,251)	—
TOKIN option, net (3)	—	—	—	—	—	(9,900)	(9,900)	—	—	(9,900)
___________________
(1) Included in the line item “Cash and cash equivalents” on the Condensed Consolidated Balance Sheets.
(2) The valuation approach used to calculate fair value was a discounted cash flow based on the borrowing rate for each respective debt facility.
(3) See Note 8, “Investment in TOKIN”, for a description of the TOKIN option, which was canceled on April 19, 2017 pursuant to the terms of the TOKIN Purchase Agreement.  The value of the option depended on the enterprise value of TOKIN and its forecasted EBITDA over the duration of the option. The option was valued using option pricing methods in a Monte Carlo simulation.
The table below summarizes TOKIN option valuation activity using significant unobservable inputs (Level 3) (amounts in thousands):

March 31, 2017	$(9,900)
Option cancellation	9,900
September 30, 2017	$—

As discussed in Note 8, “Investment in TOKIN”, on April 19 2017 the TOKIN option was canceled pursuant to the terms of the TOKIN Purchase Agreement.

Inventories
Inventories are stated at the lower of cost or market.  The components of inventories are as follows (amounts in thousands):

	September 30, 2017	March 31, 2017
Raw materials and supplies	$87,040	$65,750
Work in process	63,194	47,408
Finished goods	66,987	50,738
Subtotal	217,221	163,896
Inventory reserves	(17,002)	(15,941)
Inventories, net	$200,219	$147,955

Warrant
On September 11, 2017, K Equity sold the remaining portion of the Platinum Warrant to UBS Securities LLC (the “Underwriter”), in connection with the offering of 8,416,814 shares of the Company’s common stock, at a public offering price of $21.57 per share. The Company filed a registration statement on Form S-3 to register the offer and resale by K Equity of the shares. The Company did not receive any of the proceeds from the sale of the shares in the Offering, but received approximately $8.8 million from the Underwriter in connection with the cash exercise of the Platinum Warrant for all 8,416,814 shares underlying the Platinum Warrant at an exercise price of $1.05 per share.
As of September 30, 2017, K Equity does not have any outstanding warrants for shares of the Company’s common stock.
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

The Company provides a limited warranty to customers that the Company’s products meet certain specifications. The warranty period is generally limited to one year, and the Company’s liability under the warranty is generally limited to a replacement of the product or refund of the purchase price of the product. Warranty costs as a percentage of net sales were less than 1.0% for the quarters and six-month periods ended September 30, 2017 and 2016. The Company recognizes warranty costs when they are both probable and reasonably estimable.

Note 2. Acquisitions
Sale of Electromagnetic Business and Acquisition of Remaining Interest in TOKIN
Between February 1, 2013 and April 19, 2017, KEMET, through its wholly-owned subsidiary, KEMET Electronics Corporation (“KEC”), held a 34% economic interest in TOKIN Corporation (“TOKIN”) pursuant to a Stock Purchase Agreement (the “Stock Purchase Agreement”) by and among KEC, TOKIN and NEC Corporation (“NEC”), as calculated based on the number of common shares held by KEC, directly and indirectly, in proportion to the aggregate number of common and preferred shares of TOKIN outstanding as of such date. TOKIN was established in Japan in 1938 and is engaged in production and distribution of tantalum capacitors, transmitting communication devices, magnetic devices, piezoelectric devices and sensors. TOKIN has six manufacturing locations throughout Asia and was previously operating as a joint venture with NEC.
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
On April 19, 2017, pursuant to a stock purchase agreement (the “TOKIN Purchase Agreement”) dated February 23, 2017 between KEC and NEC, KEC completed its acquisition, subject to final purchase price adjustment, of the remaining 66% economic interest in TOKIN, and as a result, TOKIN is now a 100% owned indirect subsidiary of KEMET (the “TOKIN Acquisition”). Under the terms of the TOKIN Purchase Agreement, KEC paid NEC JPY 16.2 billion, or approximately $148.6 million (using the April 19, 2017 exchange rate of 109.007 Japanese Yen to 1.00 U.S. Dollar), for all of the outstanding shares of TOKIN it did not already own. The preliminary purchase price was comprised of JPY 6.0 billion, or approximately $55.0 million (using the April 19, 2017 exchange rate of 109.007 Japanese Yen to 1.00 U.S. Dollar) plus JPY 10.2 billion, or approximately $93.6 million, which represented one-half of the estimated excess net cash proceeds (“Excess Cash”) from the sale of TOKIN’s EMD business. The acquisition price was subject to working capital adjustments pursuant to the EMD Master Sale and Purchase Agreement, as a result the acquisition price was increased by JPY 0.3 billion, or approximately $3.0 million (using the September 30, 2017 exchange rate of 112.502 Japanese Yen to 1.00 U.S. Dollar) in the second quarter of fiscal year 2018.
The Company believes the acquisition of TOKIN will expand KEMET’s geographic presence, combining KEMET’s presence in the western hemisphere and TOKIN’s excellent position in Asia to enhance customer reach and create an entrance into Japan for KEMET. The Company believes TOKIN’s product portfolio is a strong complement to KEMET’s existing product portfolio. KEMET believes the combination creates a leader in the combined polymer and tantalum capacitors market. The acquisition also enhances KEMET’s product diversification with entry into Electro-Magnetic Compatible components ("EMC") as well as sensors and actuators. With the increased scale, the Company anticipates optimizing costs through competitive raw materials sourcing and maximizing operating efficiencies. Consistent with expectations, the acquisition has been accretive to earnings with improvement in Net income, Adjusted EBITDA and cash flow. TOKIN’s tantalum capacitor business is included within KEMET’s Solid Capacitors reportable segment and the remainder of TOKIN’s business formed a new reportable segment for KEMET, Electro-magnetic, Sensors & Actuators (“MSA”).

The following table shows the preliminary components of the acquisition price; the excess cash value may change upon finalization of working capital adjustments for the Sale of EMD (amounts in thousands):

Upfront cash consideration (1)	$148,614
Acquisition payable (2)	3,144
Indemnity asset (3)	8,500
Less: Put option (4)	(9,900)
Net consideration transferred	$150,358
_________________
(1) The upfront cash payment is comprised of JPY 6.0 billion plus one half of Excess Cash in an amount of approximately JPY 10.2 billion, approximately $55.0 million and $93.6 million, respectively.
(2) Current estimate of the additional amount due to NEC Corporation upon the settlement of the adjusted purchase price for the EMD sale.
(3) Pursuant to the Stock Purchase Agreement between KEMET and NEC, NEC was required to indemnify TOKIN and/or KEC for any breaches by TOKIN or NEC of certain representations, warranties and covenants in the Stock Purchase Agreement. NEC’s aggregate liability for indemnification claims was limited to $25.0 million. Prior to the acquisition, KEMET's equity method investment balance included an $8.5 million indemnification asset pursuant to this indemnification arrangement. In connection with the TOKIN Acquisition, NEC was released from its indemnification obligations to KEMET without an exchange of consideration; as such, this amount of released obligation is included as purchase consideration by KEMET.
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
The following table presents the preliminary allocations of the aggregate purchase price based on the estimated fair values of the assets and liabilities (amounts in thousands):

Fair Value
Cash	$315,743
Accounts Receivable	79,295
Inventory	35,310
Other current assets	20,899
Property, Plant and equipment	159,597
Intangible assets (1)	35,452
Equity method investments	12,795
Other assets	8,533
Current portion of long term debt	(3,225)
Accounts payable	(81,642)
Accrued expenses	(46,276)
Other non-current obligations	(103,486)
Deferred income taxes (2)	(10,372)
Total net assets acquired	$422,623
_________________
(1) Includes trade name for $8.1 million and products and relationships of $25.2 million. TOKIN’s technology, products, and relationships were valued as a grouped, composite intangible asset due to the Company’s products being dependent on the existing technology, which enabled a product portfolio that customers found appealing in selecting and designing electronic components for purchase. The trade names were valued based on the relief from royalty method and and have indefinite remaining useful lives. The products and relationships were valued on the excess earnings method and are amortized over 10 years.
(2) Amount revised in the second quarter of fiscal year 2018; however, the deferred tax value is still preliminary.
There were $0.6 million of acquisition-related costs, which were all recognized as an expense in the line item “Selling, general and administrative expenses” on the Condensed Consolidated Statements of Operations.

The above allocation of purchase price has been prepared based on preliminary estimates; the final amounts recorded may differ materially from the information presented herein. These estimates are subject to change pending further review of the acquired business. The following components of the initial valuation are still preliminary: deferred income taxes, accounts receivable reserves, inventory obsolescence, equity method investments, products and relationships, property plant and equipment for some locations, and management continues to reassess the bargain gain in accordance with ASC 805. In the quarter ended September 30, 2017, the acquisition payable was reduced to $3.1 million due to an update to the Excess Cash calculation and the value of the deferred income tax liability was increased $0.7 million due to additional detail received from the foreign subsidiaries, which changed the categorization and breakouts of deferred tax assets and liabilities, along with their corresponding valuation allowances. A change in the fair value of assets acquired or liabilities assumed in the merger from those preliminary valuations presented above would result in a corresponding change in the amount of bargain purchase gain that resulted from the merger in a business combination when the fair value of net assets acquired exceeds the sum of consideration transferred and the fair value of the acquirer’s previously held interest in the acquiree. The gain is recognized immediately in earnings in accordance with U.S. GAAP.
The following table reflects the preliminary bargain purchase gain resulting from the TOKIN Acquisition (amounts in thousands):

Net consideration transferred	$150,358
Preliminary fair value of KEMET’s previously held equity interest in TOKIN	207,823
Less: Preliminary fair value of net assets acquired	(422,623)
Bargain purchase gain	$(64,442)
The gain is included in the line item “Acquisition gains” in the Condensed Consolidated Statements of Operations.
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

	Quarters Ended September 30,		Six-Month Periods Ended September 30,
	2017	2016	2017 (1)	2016 (2)
Pro forma revenues	$301,471	$264,619	$592,945	$522,128
Pro forma net income (loss) from continuing operations available to common stockholders	11,501	(5,379)	25,732	248,230
Pro forma earnings per common share - basic	0.23	(0.12)	0.53	5.34
Pro forma earnings per common share - diluted	0.20	(0.12)	0.44	4.68
Pro forma common shares - basic	49,819	46,590	48,607	46,471
Pro forma common shares - diluted	58,409	46,590	58,136	53,044
_________________
(1) The net income for the six-month period ended September 30, 2017 excludes the following: 34% of the preliminary gain on sale of the EMD business of $75.2 million, the preliminary gain related to the fair value of KEMET’s previous 34% interest in TOKIN of $72.4 million, and the preliminary bargain gain on the acquisition of TOKIN of $64.4 million.
(2) The net income for the six-month period ended September 30, 2016 includes the following: 34% of the preliminary gain on sale of the EMD business of $123.4 million (which includes the release of a valuation allowance that was recorded in the fourth quarter of fiscal year 2017 and the use of the deferred tax asset which was recorded in the first quarter of fiscal year 2018), the preliminary gain related to the fair value of KEMET’s previous 34% interest in TOKIN of $72.4 million, and the preliminary bargain gain on the acquisition of TOKIN of $65.9 million.

Note 3. Debt
A summary of debt is as follows (amounts in thousands):

	September 30, 2017	March 31, 2017
Term Loan Credit Agreement (1)	$326,234	$—
10.5% Senior Notes, net (2)	—	352,472
Revolving line of credit	—	33,881
Other (3)	5,553	1,858
Total debt	331,787	388,211
Current maturities	(20,361)	(2,000)
Total long-term debt	$311,426	$386,211
_________________
(1) Amounts shown are net of discount, bank issuance costs and other indirect issuance costs of $14.5 million and zero as of September 30, 2017 and March 31, 2017, respectively which reduce the Term Loan Credit Agreement (as defined herein) balance.
(2) Amounts shown are net of premium and debt issuance costs of zero and $0.5 million as of September 30, 2017 and March 31, 2017, respectively which reduce the 10.5% Senior Notes balance.
(3) The amount shown is net of discount of $0.5 million as of both September 30, 2017 and March 31, 2017.
The line item “Interest expense” on the Condensed Consolidated Statements of Operations for the quarters and six-month periods ended September 30, 2017 and 2016, consists of the following (amounts in thousands):

	Quarters Ended September 30,		Six-Month Periods Ended September 30,
	2017	2016	2017	2016
Contractual interest expense	$6,657	$9,688	$17,082	$19,398
Capitalized interest	(31)	(51)	(39)	(103)
Amortization of debt issuance costs	145	348	312	696
Amortization of debt (premium) discount	490	(200)	756	(399)
Imputed interest on acquisition-related obligations	29	40	56	81
Interest expense on capital lease	75	85	158	160
Total interest expense	$7,365	$9,910	$18,325	$19,833
10.5% Senior Notes
On April 28, 2017, the Company repurchased and retired the full outstanding balance of $353.0 million of its 10.5% Senior Notes due May 1, 2018 (the “10.5% Senior Notes”). The Company had interest payable related to the 10.5% Senior Notes included in the line item “Accrued expenses” on its Condensed Consolidated balance sheets of zero and $15.4 million as of September 30, 2017 and March 31, 2017, respectively.
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

The Company also entered into the Term Loan Security Agreement dated as of April 28, 2017 (the “Security Agreement”), by and among the Company, KEC and certain other subsidiaries of the Company and Bank of America, N.A., as collateral agent, pursuant to which the Company’s obligations under the Term Loan Credit Agreement are secured by a pledge of 65% of the outstanding voting stock of certain first-tier subsidiaries organized in Italy, Japan, Mexico and Singapore, and a second lien pledge on the collateral securing KEMET’s revolving credit facility. The obligations of the Company under the Term Loan Credit Agreement are guaranteed by certain of its subsidiaries, including KRC Trade Corporation, KEMET Services Corporation, KEMET Blue Powder Corporation and The Forest Electric Company. The Term Loans mature April 28, 2024, and may be extended in accordance with the Term Loan Credit Agreement. The Company may prepay loans under the Term Loan Credit Agreement at any time, subject to certain notice requirements and certain prepayment premiums during the first two years. The Company made an initial payment of 1.25% of the aggregate principal amount of the initial $345 million term loan, or $4.3 million, during the month of September. These payments will be made quarterly per the Term Loan Credit Agreement.
The Company currently pays interest on the Term Loan Security Agreement on a monthly basis due to favorable LIBO rates, and as such had no interest payable related to the Term Loan Security Agreement included in the line item “Accrued expenses” on its Condensed Consolidated balance sheets as of September 30, 2017 and March 31, 2017.
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
As of September 30, 2017, there were no borrowings under the revolving line of credit, and the Company’s available borrowing capacity, which is based on factors including outstanding eligible accounts receivable, inventory and equipment collateral, under the Loan and Security Agreement was $71.7 million.
Other Debt
In January 2017, KEMET’s wholly-owned subsidiary, KEMET Electronics Portugal, S.A., received the first part of an interest free loan from the Portuguese Government in the amount of EUR 2.2 million (or $2.5 million) to be used for fixed asset purchases. In July 2017 KEMET Electronics Portugal, S.A. received the second part of the loan in the amount of EUR 277 thousand (or $325 thousand). The loan has a total term of eight years ending February 1, 2025. The loan will be repaid through semi-annual payments beginning on August 1, 2019. The first payment will be in the amount of EUR 185 thousand (or $211 thousand) beginning on August 1, 2019 and the remaining payments will be in the amount of EUR 210 thousand (or $248 thousand). Since the debt is non-interest bearing, we have recorded a debt discount in the amount of EUR 0.5 million (or $0.6 million) with an offsetting reduction to fixed assets. This discount will be amortized over the life of the loan through interest expense. If certain conditions are met, such as increased headcount, increased revenue and increased gross value added, a portion of the loan could be forgiven during fiscal year 2020.
In September 2017, TOKIN received a short term borrowing pursuant to an overdraft agreement with the 77 Bank of Miyagi, Japan, in the amount of 350 million yen (or $3.1 million), at an interest rate of 0.53% (JBA TIBOR + 40 basis points). The loan is due September 2018, and the loan agreement automatically renews if both parties choose not to terminate or modify it.

Note 4. Goodwill and Intangible Assets
The following table highlights the Company’s intangible assets (amounts in thousands):

	September 30, 2017		March 31, 2017
	Carrying Amount	Accumulated Amortization	Carrying Amount	Accumulated Amortization
Indefinite Lived Intangible Assets:
Trademarks	$15,029	$—	$7,207	$—
Amortizing Intangibles:
Purchased technology, customer relationships and patents (2 - 21 years)	69,073	21,730	39,527	16,953
	$84,102	$21,730	$46,734	$16,953
For the quarters ended September 30, 2017 and 2016, amortization related to intangibles was $1.4 million and $0.6 million, respectively. For the six-month periods ended September 30, 2017 and 2016, amortization related to intangibles was $2.3 million and $1.1 million, respectively. The weighted-average useful life of amortized intangibles was 14.0 years and 16.7 years as of September 30, 2017 and 2016, respectively. The patents were renewed in October 2017, and the next renewal will take place in October 2021. Estimated amortization of intangible assets for each of the next five fiscal years is $5.8 million.
The changes in the carrying amount of goodwill for the six-month period ended September 30, 2017 are as follows (amounts in thousands):

	Corporate	Solid Capacitors	Film and Electrolytic
Gross balance as of March 31, 2017
Goodwill	$4,710	$35,584	$1,092
Accumulated impairment losses	—	—	(1,092)
Net balance as of March 31, 2017	$4,710	$35,584	$—

Goodwill acquired during the year	$—	$—	$—
Impairment charges	$—	$—	$—

Gross balance as of September 30, 2017
Goodwill	$4,710	$35,584	$1,092
Accumulated impairment losses	—	—	(1,092)
Net balance as of September 30, 2017	$4,710	$35,584	$—
The Company’s goodwill balance was $40.3 million at September 30, 2017 and March 31, 2017. There was no goodwill related to the MSA segment.

Note 5. Impairment Charges
The Company did not record any significant write downs and/or disposals of long-lived assets in the quarter ended September 30, 2017.
In the quarter ended September 30, 2016 KEMET recorded a write down of long-lived assets of $6.3 million due to the following two actions.
On August 31, 2016, KEC made the decision to shut-down operations of its wholly-owned subsidiary, KEMET Foil Manufacturing, LLC (“KFM”). Operations at KFM’s Knoxville, Tennessee plant ceased as of October 31, 2016. KFM supplied formed foil to the Company’s Film and Electrolytic segment (“Film and Electrolytic”), as well as to certain third party customers. The Company anticipates that Film and Electrolytic will achieve raw material cost savings by purchasing its formed foil from suppliers that have the advantage of lower utility costs. During the second fiscal quarter ending September 30, 2016, Film and Electrolytic recorded impairment charges totaling $4.1 million comprised of $3.0 million for the write down of property plant and equipment and $1.1 million for the write down of intangible assets. The impairment charges are recorded on the Condensed Consolidated Statements of Operations line item “Write down of long-lived assets”. In addition, the Company has accrued severance charges and restructuring costs described in Note 6, “Restructuring Charges.”
The Solid Capacitor segment (“Solid Capacitors”) initiated a plan to relocate its K-Salt operations from a leased facility to its existing Matamoros, Mexico facility. Impairment charges of approximately $2.1 million are recorded on the Condensed Consolidated Statements of Operations line item “Write down of long-lived assets”. In addition, the Company has accrued severance charges described in Note 6, “Restructuring Charges”.

Note 6. Restructuring Charges
KEMET’s restructuring plans are focused on making the Company more competitive by reducing excess capacity, relocating production to lower cost locations and eliminating unnecessary costs throughout the Company.
A summary of the expenses aggregated in the Condensed Consolidated Statements of Operations line item “Restructuring charges” in the quarters and six-month periods ended September 30, 2017 and 2016, is as follows (amounts in thousands):

	Quarters Ended September 30,		Six-Month Periods Ended September 30,
	2017	2016	2017	2016
Personnel reduction costs	$873	$1,432	$1,111	$2,079
Relocation and exit costs	520	2,566	1,895	2,607
Restructuring charges	$1,393	$3,998	$3,006	$4,686
Quarter Ended September 30, 2017
The Company incurred $1.4 million in restructuring charges in the quarter ended September 30, 2017 comprised of $0.9 million in personnel reduction costs and $0.5 million in manufacturing relocation and exit costs.
The personnel reduction costs of $0.9 million are due to U.S. headcount reductions related to the relocation of global marketing, finance and accounting, and information technology functions to the Company’s Fort Lauderdale, Florida office from Simpsonville, South Carolina.
The manufacturing relocation and exit costs of $0.5 million primarily consist of $0.4 million in expenses related to the relocation of the K-Salt operations to the existing Matamoros, Mexico plant and $0.1 million in exit costs related to the shut-down of operations for KFM in Knoxville, Tennessee.
Six-Month Period Ended September 30, 2017
The Company incurred $3.0 million in restructuring charges in the six-month period ended September 30, 2017 comprised of $1.1 million in personnel reduction costs and $1.9 million in manufacturing relocation and exit costs.
The personnel reduction costs of $1.1 million are due to U.S. headcount reductions related to the relocation of global marketing, finance and accounting, and information technology functions to the Company’s Fort Lauderdale, Florida office from Simpsonville, South Carolina.

The manufacturing relocation and exit costs of $1.9 million primarily consist of $0.9 million in lease termination penalties related to the relocation of global marketing, finance and accounting, and information technology functions to the Company’s Fort Lauderdale, Florida office, $0.6 million in expenses related to the relocation of the K-Salt operations to the existing Matamoros, Mexico plant, $0.3 million in exit costs related to the shut-down of operations for KFM, and $0.1 million related to the transfer of certain Tantalum production from Simpsonville, South Carolina to Victoria, Mexico.
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
The manufacturing relocation costs of $2.6 million primarily consist of $2.2 million related to contract termination costs related to the shut-down of operations for KFM, $0.3 million related to transfers of Film and Electrolytic production lines and R&D functions to lower cost regions, and $0.1 million related to the transfer of certain Tantalum production from Simpsonville, South Carolina to Victoria, Mexico.
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
The manufacturing relocation costs of $2.6 million primarily consist of $2.2 million related to contract termination costs related to the shut-down of operations for KFM, $0.3 million related to transfers of Film and Electrolytic production lines and R&D functions to lower cost regions, and $0.1 million related to the transfer of certain Tantalum production from Simpsonville, South Carolina to Victoria, Mexico.
Reconciliation of Restructuring Liability
A reconciliation of the beginning and ending liability balances for restructuring charges included in the line items “Accrued expenses” and “Other non-current obligations” on the Condensed Consolidated Balance Sheets for the quarters and six-month periods ended September 30, 2017 and 2016 is as follows (amounts in thousands):

	Quarter Ended September 30, 2017		Quarter Ended September 30, 2016
	Personnel Reductions	Manufacturing Relocations	Personnel Reductions	Manufacturing Relocations
Beginning of period	$798	$314	$1,079	$—
Costs charged to expense	873	520	1,432	2,566
Costs paid or settled	(179)	(520)	(408)	(584)
Change in foreign exchange	2	(2)	(2)	—
End of period	$1,494	$312	$2,101	$1,982

	Six-Month Period Ended September 30, 2017		Six-Month Period Ended September 30, 2016
	Personnel Reductions	Manufacturing Relocations	Personnel Reductions	Manufacturing Relocations
Beginning of period	$999	$406	$976	$—
TOKIN opening balance	—	314	—	—
Costs charged to expense	1,111	1,895	2,079	2,607
Costs paid or settled	(636)	(2,301)	(931)	(625)
Change in foreign exchange	20	(2)	(23)	—
End of period	$1,494	$312	$2,101	$1,982

Note 7. Comprehensive Income (Loss) and Accumulated Other Comprehensive Income
Changes in Accumulated Other Comprehensive Income (Loss) (“AOCI”) for the quarters and six-month periods ended September 30, 2017 and 2016 include the following components (amounts in thousands):

	Foreign Currency Translation (1)	Post-Retirement Benefit Plan Adjustments	Defined Benefit Pension Plans, Net of Tax (2)	Ownership Share of Equity Method Investees’ Other Comprehensive Income (Loss)	Foreign Exchange Contracts	Net Accumulated Other Comprehensive Income (Loss)
Balance at June 30, 2017	$(21,418)	$1,087	$(14,854)	$274	$3,859	$(31,052)
Other comprehensive income (loss) before reclassifications	9,068	—	—	—	(1,325)	7,743
Amounts reclassified out of AOCI	—	(47)	(297)	—	(1,104)	(1,448)
Other comprehensive income (loss)	9,068	(47)	(297)	—	(2,429)	6,295
Balance at September 30, 2017	$(12,350)	$1,040	$(15,151)	$274	$1,430	$(24,757)

	Foreign Currency Translation (1)	Post-Retirement Benefit Plan Adjustments	Defined Benefit Pension Plans, Net of Tax (2)	Ownership Share of Equity Method Investees’ Other Comprehensive Income (Loss)	Foreign Exchange Contracts	Net Accumulated Other Comprehensive Income (Loss)
Balance at June 30, 2016	$(16,658)	$1,072	$(14,998)	$(12,123)	$(1,232)	$(43,939)
Other comprehensive income (loss) before reclassifications	(689)	—	—	(179)	(1,981)	(2,849)
Amounts reclassified out of AOCI	—	(43)	164	—	1,140	1,261
Other comprehensive income (loss)	(689)	(43)	164	(179)	(841)	(1,588)
Balance at September 30, 2016	$(17,347)	$1,029	$(14,834)	$(12,302)	$(2,073)	$(45,527)

	Foreign Currency Translation (1)	Post-Retirement Benefit Plan Adjustments	Defined Benefit Pension Plans, Net of Tax (2)	Ownership Share of Equity Method Investees’ Other Comprehensive Income (Loss)	Foreign Exchange Contracts	Net Accumulated Other Comprehensive Income (Loss)
Balance at March 31, 2017	$(25,556)	$1,134	$(14,998)	$(5,299)	$2,907	$(41,812)
Other comprehensive income (loss) before reclassifications	13,206	—	—	5,573	(1,432)	17,347
Amounts reclassified out of AOCI	—	(94)	(153)	—	(45)	(292)
Other comprehensive income (loss)	13,206	(94)	(153)	5,573	(1,477)	17,055
Balance at September 30, 2017	$(12,350)	$1,040	$(15,151)	$274	$1,430	$(24,757)

	Foreign Currency Translation (1)	Post-Retirement Benefit Plan Adjustments	Defined Benefit Pension Plans, Net of Tax (2)	Ownership Share of Equity Method Investees’ Other Comprehensive Income (Loss)	Foreign Exchange Contracts	Net Accumulated Other Comprehensive Income (Loss)
Balance at March 31, 2016	$(10,272)	$1,114	$(15,161)	$(6,739)	$(367)	$(31,425)
Other comprehensive income (loss) before reclassifications	(7,075)	—	—	(5,563)	(4,599)	(17,237)
Amounts reclassified out of AOCI	—	(85)	327	—	2,893	3,135
Other comprehensive income (loss)	(7,075)	(85)	327	(5,563)	(1,706)	(14,102)
Balance at September 30, 2016	$(17,347)	$1,029	$(14,834)	$(12,302)	$(2,073)	$(45,527)
_________________
(1) Due primarily to the Company’s valuation allowance on deferred tax assets, there were no significant deferred tax effects associated with the cumulative currency translation gains and losses during the quarter and six-month periods ended September 30, 2017 and 2016.
(2) Ending balance is net of tax of $2.2 million and $2.0 million as of September 30, 2017 and September 30, 2016, respectively.

Note 8. Investment in TOKIN
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
Summarized financial information for TOKIN follows (amounts in thousands):

	Quarter Ended September 30, 2016	19 Day Period Ended April 19, 2017	Six-Month Period Ended September 30, 2016
Sales	$126,589	$23,649	$247,099
Gross profit	27,055	6,647	53,601
Net income (loss) (1)	2,012	247,786	4,362
_________________
(1) The significant change between the periods was due to the gain from the Sale of EMD that occurred on April 14, 2017; see the discussion in Note 2, “Acquisitions” for more information.
A reconciliation between TOKIN’s net income (loss) and KEC’s equity investment income (loss) follows (amounts in thousands):

	Quarter Ended September 30, 2016	19 Day Period Ended April 19, 2017	Six-Month Period Ended September 30, 2016
TOKIN net income (loss)	$2,012	$247,786	$4,362
KEC’s economic interest %	34%	34%	34%
Equity income (loss) from TOKIN before adjustments	684	84,247	1,483

Adjustments:
Amortization and depreciation	(581)	(113)	(1,125)
Removal of EMD memo accounts	—	(8,981)	—
Inventory profit elimination	78	24	46
Equity income (loss) from TOKIN	$181	$75,177	$404
Acquired equity method investment income (loss)	$—	$240	$—
Equity income (loss) from equity method investments	$181	$75,417	$404
Summarized transactions between KEC and TOKIN are as follows (amounts in thousands):

	Quarter Ended September 30, 2016	19 Day Period Ended April 19, 2017	Six-Month Period Ended September 30, 2016
KEC’s sales to TOKIN	$5,135	$727	$8,282
TOKIN’s sales to KEMET	1,889	356	3,761

Note 9. Segment and Geographic Information
The Company is organized into three segments: Solid Capacitors, Film and Electrolytics and Electro-magnetic, Sensors & Actuators (“MSA”).  In prior periods we reported two reportable segments, Solid Capacitors and Film and Electrolytics. However, effective beginning the quarter ended June 30, 2017 and in connection with the TOKIN acquisition, TOKIN’s tantalum capacitor business is included within KEMET’s Solid Capacitors reportable segment and the remainder of TOKIN’s business became a new reportable segment (MSA). Refer to Note 2, "Acquisitions," for additional information on MSA.
The segments are responsible for their respective manufacturing sites as well as their respective research and development efforts. The Company does not allocate corporate indirect selling, general and administrative (“SG&A”) or shared Research and development (“R&D”) expenses to the segments.  Results for the first quarter of fiscal year 2018 have been reclassified to conform to the current period presentation where certain regional SG&A amounts have been allocated to certain segments, and also a portion of the allocation within the segments was allocated to costs of goods sold. These adjustments are reflected in the six-month results included below.
Solid Capacitors
Solid Capacitors operates in ten manufacturing sites in the United States, Mexico and Asia, and operates innovation centers in the United States and Japan. Solid Capacitors primarily produces tantalum, aluminum polymer, and ceramic capacitors which are sold globally.  Solid Capacitors also produces tantalum powder used in the production of tantalum capacitors.
Film and Electrolytic
Film and Electrolytic operates in nine manufacturing sites throughout Europe and Asia. Film and Electrolytic primarily produces film, paper, and electrolytic capacitors which are sold globally. In addition, this segment has product innovation centers in Portugal, Italy and Sweden.
MSA
MSA operates in four manufacturing sites throughout Asia. MSA primarily produces electro magnetically compatible materials and components, Piezo materials and actuators and various types of sensors which are sold globally. In addition, this segment has a product innovation center in Sendai, Japan.

The following table reflects each segment’s net sales, operating income (loss), depreciation and amortization expenses and sales by region for the quarters and six-month periods ended September 30, 2017 and 2016 (amounts in thousands):

	Quarters Ended September 30,		Six-Month Periods Ended September 30,
	2017	2016	2017	2016
Net sales:
Solid Capacitors	$191,267	$142,641	$373,386	$284,585
Film and Electrolytic	47,901	44,667	95,438	87,658
MSA	62,303	—	106,647	—
	$301,471	$187,308	$575,471	$372,243
Operating income (loss) (1),(2),(3):
Solid Capacitors	$56,717	$35,574	$109,426	$70,841
Film and Electrolytic	1,309	(7,065)	3,614	(8,478)
MSA	7,765	—	8,123	—
Corporate	(34,148)	(25,135)	(61,736)	(49,691)
	$31,643	$3,374	$59,427	$12,672
Depreciation and amortization expense:
Solid Capacitors	$7,547	$5,147	$14,590	$10,565
Film and Electrolytic	2,553	2,836	5,109	5,551
MSA	790	—	1,504	—
Corporate	2,436	1,457	4,366	2,760
	$13,326	$9,440	$25,569	$18,876
 __________________
(1) Quarter and six-month period ended September 30, 2016 adjusted due to the adoption of ASU No. 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost
(2) Restructuring charges included in Operating income (loss) are as follows (amounts in thousands):

	Quarters Ended September 30,		Six-Month Periods Ended September 30,
	2017	2016	2017	2016
Restructuring charges:
Solid Capacitors	$416	$558	$720	$694
Film and Electrolytic	104	3,115	265	3,664
MSA	—	—	—	—
Corporate	873	325	2,021	328
	$1,393	$3,998	$3,006	$4,686
(3) Write down of long-lived assets included in Operating income (loss) are as follows (amounts in thousands):

	Quarters Ended September 30,		Six-Month Periods Ended September 30,
	2017	2016	2017	2016
Write down and disposal of long-lived assets:
Solid Capacitors	$6	$2,068	$12	$2,160
Film and Electrolytic	(162)	4,208	(163)	4,208
MSA	—	—	—	—
Corporate	117	1	131	—
	$(39)	$6,277	$(20)	$6,368

 __________________

	Quarters Ended September 30,		Six-Month Periods Ended September 30,
	2017	2016	2017	2016
Sales by region:
North and South America (“Americas”)	$61,668	$56,781	$126,331	$111,882
Europe, Middle East, Africa (“EMEA”)	66,487	60,047	133,035	120,533
Japan and Korea (“JPKO”)	44,739	—	80,119	—
Asia and Pacific Rim (“APAC”)	128,577	70,480	235,986	139,828
	$301,471	$187,308	$575,471	$372,243

Note 10.  Defined Benefit Pension and Other Postretirement Benefit Plans
The Company sponsors six defined benefit pension plans in Europe, one plan in Singapore, two plans in Mexico, and, with the completion of the TOKIN acquisition in April 2017, one plan in Japan.  In addition, the Company maintains two frozen post-retirement benefit plans in the United States: health care and life insurance benefits for certain retired United States employees who reached retirement age while working for the Company. The health care plan is contributory, with participants’ contributions adjusted annually. The life insurance plan is non-contributory. Finally, the Company sponsors one other post-retirement benefit plan in Japan.  Costs recognized for benefit plans are recorded using estimated amounts which may change as actual costs for the fiscal year are determined.
The components of net periodic benefit (income) costs relating to the Company’s pension and other postretirement benefit plans are as follows for the quarters ended September 30, 2017 and 2016 (amounts in thousands):

	Pension		Post-retirement Benefit Plan
	Quarters Ended September 30,		Quarters Ended September 30,
	2017	2016	2017	2016
Net service cost	$1,316	$347	$—	$—
Interest cost	425	358	3	4
Expected return on net assets	(504)	(94)	—	—
Amortization:
Actuarial (gain) loss	20	115	(47)	(43)
Prior service cost	90	21	—	—
Total net periodic benefit (income) costs	$1,347	$747	$(44)	$(39)

The components of net periodic benefit (income) costs relating to the Company’s pension and other postretirement benefit plans are as follows for the six-month periods ended September 30, 2017 and 2016 (amounts in thousands):

	Pension		Post-retirement Benefit Plan
	Six-Month Periods Ended September 30,		Six-Month Periods Ended September 30,
	2017	2016	2017	2016
Net service cost (1)	$2,632	$693	$—	$—
Interest cost	850	717	6	8
Expected return on net assets	(1,007)	(188)	—	—
Amortization:
Actuarial (gain) loss	40	230	(94)	(85)
Prior service cost	181	42	—	—
Total net periodic benefit (income) costs	$2,696	$1,494	$(88)	$(77)
_________________
(1) In March 2017, the FASB issued ASU No. 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. Please see Note 1, “Recently Issued Accounting Pronouncements," for additional information.

In fiscal year 2018, the Company expects to contribute up to $3.3 million to the pension plans, $0.5 million of which has been contributed as of September 30, 2017.  For the postretirement benefit plan, the Company’s policy is to pay benefits as costs are incurred.

Note 11. Stock-Based Compensation
As of September 30, 2017, the KEMET Corporation Omnibus Incentive Plan (the “Incentive Plan”), which amended and restated the KEMET Corporation 2014 Amendment and Restatement of the KEMET Corporation 2011 Omnibus Equity Incentive Plan, approved by the Company’s stockholders on August 2, 2017, is the only plan the Company has to issue equity based awards to executives and key employees. Upon adoption of the Incentive Plan, no further awards were permitted to be granted under the Company’s prior plans, including the 1992 Key Employee Stock Option Plan, the 1995 Executive Stock Option Plan, and the 2004 Long-Term Equity Incentive Plan (collectively, the “Prior Plans”).
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
On May 18, 2017, the Company granted RSUs under the 2018/2019 LTIP with a grant date fair value of $13.41 that vest as follows (amounts in thousands):

Shares
May 18, 2018	65
May 18, 2019	65
May 18, 2020	67
Total shares granted	197
The following is the vesting schedule of RSUs under each respective LTIP, which vested during the six-month period ended September 30, 2017 (shares in thousands):

	2017/2018	2016/2017	2015/2016
Time-based award vested	198	186	113
Performance-based award vested	—	173	102
Restricted stock activity, excluding the LTIP activity discussed above, for the six-month period ended September 30, 2017 is as follows (amounts in thousands except fair value):

	Shares	Weighted- average Fair Value on Grant Date
Non-vested restricted stock at March 31, 2017	1,382	$4.00
Granted	343	18.97
Vested	(153)	5.03
Forfeited	(30)	4.13
Non-vested restricted stock at September 30, 2017	1,542	$7.23

The compensation expense associated with stock-based compensation for the quarters ended September 30, 2017 and 2016 is recorded on the Condensed Consolidated Statements of Operations as follows (amounts in thousands):

	Quarter Ended September 30, 2017			Quarter Ended September 30, 2016
	Stock Options	Restricted Stock	LTIPs	Stock Options	Restricted Stock	LTIPs
Cost of sales	$—	$174	$168	$7	$98	$196
Selling, general and administrative expenses	—	726	416	7	343	404
Research and development	—	10	36	—	6	43
Total	$—	$910	$620	$14	$447	$643

The compensation expense associated with stock-based compensation for the six-month periods ended September 30, 2017 and 2016 is recorded on the Condensed Consolidated Statements of Operations as follows (amounts in thousands):

	Six-Month Period Ended September 30, 2017			Six-Month Period Ended September 30, 2016
	Stock Options	Restricted Stock	LTIPs	Stock Options	Restricted Stock	LTIPs
Cost of sales	$—	$338	$314	$18	$288	$379
Selling, general and administrative expenses	—	1,083	804	17	690	831
Research and development	—	19	73	1	11	97
Total	$—	$1,440	$1,191	$36	$989	$1,307

In the “Operating activities” section of the Condensed Consolidated Statements of Cash Flows, stock-based compensation expense was treated as an adjustment to Net income (loss) for the quarters and six-month periods ended September 30, 2017, and 2016. There were 644,795 stock options exercised in the six-month periods ended September 30, 2017 and no stock options were exercised in the six-month periods ended September 30, 2016.

Note 12. Income Taxes
During the quarter ended September 30, 2017, the Company recognized $2.9 million of income tax expense, comprised of $2.7 million of income tax expense related to foreign operations, $0.1 million of federal income tax expense and $0.1 million of state income tax expense. During the six-month period ended September 30, 2017, the Company recognized $4.0 million of income tax expense, comprised of $3.6 million of income tax expense related to foreign operations, $0.2 million of federal income tax expense and $0.2 million of state income tax expense.
During the quarter ended September 30, 2016, the Company recognized $0.8 million of income tax expense related to foreign operations. During the six-month period ended September 30, 2016, the Company recognized $2.6 million of income tax expense related to foreign operations.
There were no U.S. federal income tax benefit from net operating losses for the quarter and six-month periods ended September 30, 2017 and 2016 due to a valuation allowance recorded on deferred tax assets.

Note 13. Basic and Diluted Net Income (Loss) Per Common Share
The following table presents basic earnings per share (“EPS”) and diluted EPS (amounts in thousands, except per share data):

	Quarters Ended September 30,		Six-Month Periods Ended September 30,
	2017	2016	2017	2016
Numerator:
Net income (loss)	$12,849	$(4,998)	$233,455	$(17,203)
Denominator:
Weighted-average shares outstanding:
Basic	49,819	46,590	48,607	46,471
Assumed conversion of employee stock grants	2,284	—	2,489	—
Assumed conversion of warrants	6,306	—	7,040	—
Diluted	58,409	46,590	58,136	46,471

Net income (loss) per basic share	$0.26	$(0.11)	$4.80	$(0.37)

Net income (loss) per diluted share	$0.22	$(0.11)	$4.02	$(0.37)

Common stock equivalents that could potentially dilute net income (loss) per basic share in the future, but were not included in the computation of diluted earnings per share because the impact would have been anti-dilutive, are as follows (amounts in thousands):

	Quarters Ended September 30,		Six-Month Periods Ended September 30,
	2017	2016	2017	2016
Assumed conversion of employee stock grants	121	2,596	97	2,322
Assumed conversion of warrants	—	5,771	—	5,380

Note 14: Derivatives
In fiscal year 2015, the Company began using certain derivative instruments (i.e., foreign exchange contracts) to reduce exposure to the volatility of foreign currencies impacting revenues and the costs of its products.
Certain operating expenses at the Company’s Mexican facilities are paid in Mexican Pesos. In order to hedge a portion of these forecasted cash flows, the Company purchases foreign exchange contracts, with terms generally less than twelve months, to buy Mexican Pesos for periods and amounts consistent with underlying cash flow exposures. These contracts are designated as cash flow hedges at inception and monitored for effectiveness on a routine basis. There were $64.8 million and $49.1 million in Peso contracts (notional value) outstanding at September 30, 2017 and March 31, 2017, respectively.
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
The balance sheet classifications and fair value of derivative instruments as of September 30, 2017 and March 31, 2017 are as follows (amounts in thousands):

	Fair Value of Derivative Instruments (1)
	September 30, 2017			March 31, 2017
Balance Sheet Presentation	As Presented (1)	Offset	Gross	As Presented (1)	Offset	Gross
Prepaid and other current assets	$1,430	$—	$1,430	$2,907	$40	$2,947
Accrued expenses	—	—	—	—	(40)	(40)
	$1,430	$—	$1,430	$2,907	$—	$2,907
_________________
(1) Fair Value measured using Level 2 inputs by adjusting the market spot rate by forward points, based on the date of the contract. The spot rates and forward points used are based on an average rate from an actively traded market.
The impact on the Consolidated Statement of Operations for the quarters and six-month periods ended September 30, 2017 and 2016 are as follows (amounts in thousands):

Statement Caption	Quarter Ended September 30, 2017	Quarter Ended September 30, 2016	Six-Month Period Ended September 30, 2017	Six-Month Period Ended September 30, 2016
Net Sales	$—	$—	$—	$—
Operating costs and expenses:
Cost of sales	1,104	(1,140)	45	(2,893)
Total operating costs and expenses	1,104	(1,140)	45	(2,893)
Operating income (loss)	$1,104	$(1,140)	$45	$(2,893)

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

Note 15. Concentrations of Risks
The Company sells to customers globally and, as the Company generally does not require collateral from its customers, on a monthly basis the Company evaluates customer account balances in order to assess the Company’s financial risks of collection.  One customer, TTI, Inc., an electronics distributor, accounted for over 10% of the Company’s net sales in the quarters and six-month periods ended September 30, 2017 and 2016.  There were no accounts receivable balances from any customer exceeding 10% of gross accounts receivable as of September 30, 2017 and March 31, 2017.
Electronics distributors are an important channel in the electronics industry and accounted for 39% and 46% of the Company’s net sales in the six-month periods ended September 30, 2017 and 2016, respectively.  As a result of the Company’s concentration of sales to electronics distributors, the Company may experience fluctuations in the Company’s operating results as electronics distributors experience fluctuations in end-market demand and/or adjust their inventory stocking levels.
Legal Update
In July 2013, TOKIN was named as one of eight defendants in two purported U.S. class action antitrust lawsuits (In Re: Lithium Ion Batteries Antitrust Litigation, 13-MD-02420-YGR, United States District Court, Northern District of California) (the “Battery Class Action Suits”) regarding the sale of lithium ion batteries brought on behalf of direct product purchasers and indirect product purchasers. On April 12, 2017, motions to approve class certification on behalf of the direct product purchasers and indirect product purchasers plaintiffs were denied by the Court; plaintiffs were given leave to amend. On August 17, 2017, TOKIN reached a preliminary settlement by which, in consideration of the release of TOKIN and its subsidiaries from claims asserted in the Battery Class Action Suits, TOKIN agreed to pay $4.95 million to the settlement class of direct product purchasers. The settlement is subject to execution of a definitive agreement and court approval. Pursuant to the terms of the preliminary settlement, the settlement amount is payable within 21 days after preliminary court approval.
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
On July 15, 2016, TOKIN entered into definitive settlement agreements in two antitrust suits filed with the United States District Court, Northern District of California as In re: Capacitors Antitrust Litigation, No. 3:14-cv-03264-JD (the “Capacitor Class Action Suits”). Pursuant to the terms of the settlement, in consideration of the release of TOKIN and its subsidiaries (including TOKIN America, Inc.) from claims asserted in the Capacitor Class Action Suits, TOKIN will pay an aggregate $37.3 million to a settlement class of direct purchasers of capacitors and a settlement class of indirect purchasers of capacitors. Each of the respective class payments is payable in five installments, two of which were paid on or before respective due dates of July 29, 2016 and 2017, the next two of which are due each year thereafter on the anniversary of the initial payment, and the final payment is due by December 31, 2019.
On July 27, 2016, Brazil’s Administrative Council for Economic Defense approved a cease and desist agreement with TOKIN in which TOKIN made a financial contribution of Brazilian Real 0.6 million (approximately U.S. $0.2 million) to Brazil’s Fund for Defense of Diffuse Rights.
The remaining governmental investigations are continuing at various stages. As of September 30, 2017, TOKIN’s accrual for antitrust and civil litigation claims totaled $81.6 million which is stated in the following line items, “Account payable” ($10.1 million), “Accrued expenses” ($35.4 million) and “Other non-current obligations” ($36.1 million) on the Condensed Consolidated Balance Sheets. This amount includes the best estimate of losses which may result from the ongoing antitrust investigations, civil litigation and claims. However, the actual outcomes could differ from what has been accrued. Additionally, under the terms of the TOKIN Purchase Agreement, TOKIN will be responsible for defending all suits, paying all expenses and satisfying all judgments to the extent arising out of or related the capacitor antitrust investigations and related litigation described above.

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
Factors that may cause actual outcomes and results to differ materially from those expressed in, or implied by, these forward-looking statements include, but are not necessarily limited to, the following: (i) adverse economic conditions could impact our ability to realize operating plans if the demand for our products declines, and such conditions could adversely affect our liquidity and ability to continue to operate and cause a write down of long-lived assets or goodwill; (ii) an increase in the cost or a decrease in the availability of our principal or single-sourced purchased raw materials; (iii) changes in the competitive environment; (iv) uncertainty of the timing of customer product qualifications in heavily regulated industries; (v) economic, political, or regulatory changes in the countries in which we operate; (vi) difficulties, delays or unexpected costs in completing the restructuring plans; (vii) acquisitions and other strategic transactions expose us to a variety of risks; (viii) acquisition of TOKIN may not achieve all of the anticipated results; (ix) our business could be negatively impacted by increased regulatory scrutiny and litigation; (x) difficulties associated with retaining, attracting and training effective employees and management; (xi) the need to develop innovative products to maintain customer relationships and offset potential price erosion in older products; (xii) exposure to claims alleging product defects; (xiii) the impact of laws and regulations that apply to our business, including those relating to environmental matters; (xiv) the impact of international laws relating to trade, export controls and foreign corrupt practices; (xv) changes impacting international trade and corporate tax provisions related to the global manufacturing and sales of our products may have an adverse effect on our financial condition and results of operations; (xvi) volatility of financial and credit markets affecting our access to capital; (xvii) the need to reduce the total costs of our products to remain competitive; (xviii) potential limitation on the use of net operating losses to offset possible future taxable income; (xix) restrictions in our debt agreements that could limit our flexibility in operating our business; (xx) disruption to our information technology systems to function properly or control unauthorized access to our systems may cause business disruptions; (xxi) fluctuation in distributor sales could adversely affect our results of operations; and (xxii) earthquakes and other natural disasters could disrupt our operations and have a material adverse effect on our financial condition and results of operations.
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
Our products are sold into a wide range of different end markets, including computing, industrial, telecommunications, transportation, consumer, defense and healthcare across all geographic regions. No single end market industry accounted for more than 30% of net sales although, one customer, a distributor, accounted for more than 10% of net sales in the six-month period ended September 30, 2017.  During the six-month period ended September 30, 2017 we introduced 9,118 new products of which 670 were first to market. In addition, we continue to focus on specialty products which accounted for 44% of our revenue over this period.
We believe the long-term demand for capacitors will grow on a regional and global basis due to a variety of factors, including increasing demand for and complexity of electronic products, growing demand for technology in emerging markets and the ongoing development of new solutions for energy generation and conservation.
On April 19, 2017, pursuant to a definitive TOKIN stock purchase agreement (the “TOKIN Purchase Agreement”) dated February 23, 2017, between KEMET Electronics Corporation (“KEC”), a wholly-owned subsidiary of KEMET, and NEC Corporation, KEC completed its acquisition of the remaining 66% economic interest in TOKIN Corporation ("TOKIN") (having previously held a 34% economic interest in TOKIN), and as a result TOKIN is now a 100% owned indirect subsidiary of KEMET (the “TOKIN Acquisition”). TOKIN is a manufacturer of tantalum capacitors, electro-magnetic and access devices. We believe the acquisition of TOKIN increases our market opportunity through the Electro-Magnetic Compatible (“EMC”) Devices and Sensor and Actuator markets.
The EMC business offers a broad line of noise management products. As circuits become more complex within a device, and the amount of information being communicated between devices increases at a dramatic rate, the quality of electronic signals becomes key to the integrity of the information being communicated. TOKIN EMC products play a key role in maintaining signal integrity across a number of end-markets including telecommunications, mobile computing, automotive and general industries. The sensor and actuator business manufactures products that sense and respond to human activity, physical vibration, and electric current. These products are found in home appliances, consumer devices and industrial electrical equipment. In addition, electromechanical actuation devices that are critical to the manufacture of semiconductor devices and the management of industrial and chemical gas flow are manufactured by the TOKIN subsidiary of KEMET. Sensors are an important family of devices as the “internet-of-things” continues to permeate everyday life.
We are organized into three segments: Solid Capacitors, Film and Electrolytic and Electro-magnetic, Sensors & Actuators (“MSA”).  Prior to the TOKIN Acquisition we reported two reportable segments, Solid Capacitors and Film and Electrolytic. However, in connection with the TOKIN Acquisition and effective beginning the quarter ended June 30, 2017,

TOKIN’s tantalum capacitor business is included within KEMET’s Solid Capacitors reportable segment and the remainder of TOKIN’s business formed the new reportable segment for KEMET, MSA.
The segments are responsible for their respective manufacturing sites as well as their respective research and development activity. The Company does not allocate corporate indirect selling, general and administrative (“SG&A”) or shared Research and development (“R&D”) expenses to the segments.  Results for the first quarter of fiscal year 2018 have been reclassified to conform to the current period presentation where certain regional SG&A amounts have been allocated to the impacted segments.
Recent Developments and Trends
The following items are reflected in the financial statements for the quarter and six-month periods ended September 30, 2017:
Warrant
On September 11, 2017, K Equity sold the remaining portion of the Platinum Warrant to UBS Securities LLC (the “Underwriter”), in connection with the offering of 8,416,814 shares of the Company’s common stock, at a public offering price of $21.57 per share. The Company filed a registration statement on Form S-3 to register the offer and resale by K Equity of these shares. The Company received approximately $8.8 million from the Underwriter in connection with the cash exercise of the Platinum Warrant for all 8,416,814 shares underlying the Platinum Warrant at an exercise price of $1.05 per share.
As of September 30, 2017, K Equity does not have any outstanding warrants for shares of the Company’s common stock.
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
On April 19, 2017, pursuant to the TOKIN Purchase Agreement dated February 23, 2017 between KEC and NEC, KEC completed its acquisition, subject to final purchase price adjustment, of the remaining 66% economic interest in TOKIN, and as a result TOKIN is now a 100% owned indirect subsidiary of KEMET. Under the terms of the TOKIN Purchase Agreement, KEC initially paid NEC JPY 16.2 billion, or approximately $148.6 million (using the April 19, 2017 exchange rate of 109.007 Japanese Yen to 1.00 U.S. Dollar), for all of the outstanding shares of TOKIN it did not already own. The acquisition price was subject to working capital adjustments pursuant to the EMD Master Sale and Purchase Agreement, as a result the acquisition price was increased by JPY0.3 billion, or approximately $3.0 million (using the September 30, 2017 exchange rate of 112.502 Japanese Yen to 1.00 U.S. Dollar) in the second quarter of fiscal year 2018.
As part of the acquisition, KEMET recorded acquisition gains totaling $136.9 million consisting of the following: a preliminary gain of $72.4 million to mark its thirty-four percent interest in TOKIN to fair value and a $64.4 million preliminary gain on the acquisition of TOKIN for the quarter ended September 30, 2017. The Company continues to evaluate the calculation of acquisition related gains and, as such, these preliminary numbers may change in the future.
We believe the acquisition of TOKIN will expand KEMET’s geographic presence, combining KEMET’s presence in the western hemisphere and TOKIN’s excellent position in Asia to enhance customer reach and create an entrance into Japan for KEMET. We believe TOKIN’s product portfolio is a strong complement to KEMET’s existing product portfolio. KEMET believes the combination creates a leader in the combined polymer and tantalum capacitors market. The acquisition also enhances KEMET’s product diversification with entry into EMC and sensors. With the increased scale, the Company anticipates optimizing costs through competitive raw materials sourcing and maximizing operating efficiencies. Consistent with expectations, the acquisition has been accretive to earnings with improvement in Adjusted EBITDA and cash flow. Effective for the quarter ended June 30, 2017, TOKIN’s tantalum capacitor business was incorporated into KEMET’s Solid Capacitors reportable segment and the remainder of TOKIN’s business formed the new reportable segment for KEMET, MSA.

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
Outlook
For the third quarter of fiscal year 2018, we expect net sales to be within the $288 million to $300 million range, gross margin as a percentage of net sales are expected to be between 26.5% and 27.5%, SG&A expenses are expected to be between $39.5 million and $41.0 million, R&D expenses are expected to be approximately $9.2 million to $9.8 million and income taxes are forecasted to be between $3.2 million and $3.8 million. We expect to spend in the range of $15 million to $20 million in capital expenditures for the third quarter of fiscal year 2018 and $50 to $60 million for the full fiscal year 2018.

CONDENSED CONSOLIDATED RESULTS OF OPERATIONS
Consolidated Comparison of the Quarter Ended September 30, 2017 with the Quarter Ended September 30, 2016
The following table sets forth the Condensed Consolidated Statements of Operations for the periods indicated (amounts in thousands):

	Quarters Ended September 30,
	2017	% to Total Sales	2016	% to Total Sales
Net sales	$301,471		$187,308
Gross margin (1)	85,076	28.2%	46,516	24.8%
Selling, general and administrative expenses (1)	42,417	14.1%	25,843	13.8%
Research and development (1)	9,662	3.2%	7,024	3.7%
Restructuring charges	1,393	0.5%	3,998	2.1%
Write down and disposal of long-lived assets	(39)	n.m.	6,277	3.4%
Operating income (loss)	31,643	10.5%	3,374	1.8%

Interest income	(95)	n.m.	(6)	n.m.
Interest expense	7,365	2.4%	9,910	5.3%
Acquisition gains	(1,285)	(0.4)%	—	n.m.
Change in value of TOKIN option	—	n.m.	(1,600)	(0.9)%
Other (income) expense, net (1)	10,153	3.4%	(581)	(0.3)%
Income (loss) from continuing operations before income taxes and equity income (loss) from TOKIN	15,505	5.1%	(4,349)	(2.3)%
Income tax expense (benefit)	2,880	1.0%	830	0.4%
Income (loss) from continuing operations before equity income (loss) from TOKIN	12,625	4.2%	(5,179)	(2.8)%
Equity income (loss) from TOKIN	224	0.1%	181	0.1%
Net income (loss)	$12,849	4.3%	$(4,998)	(2.7)%
n.m. - not meaningful
_________________
(1) Quarter ended September 30, 2016 adjusted due to the adoption of ASU No. 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost
Net Sales
Net sales for the quarter ended September 30, 2017 of $301.5 million increased $114.2 million or 60.9% from $187.3 million for the quarter ended September 30, 2016. Solid Capacitor net sales increased $48.6 million, Film and Electrolytic net sales increased $3.2 million, and net sales for our new segment MSA were $62.3 million for the quarter ended September 30, 2017. Prior to the TOKIN acquisition on April 19, 2017, the Company did not have any MSA sales.
The increase in Solid Capacitors net sales is primarily driven by the addition of revenue of $34.5 million in connection with the TOKIN acquisition and, to a lesser extent, an increase in sales in the legacy products distributor and EMS ("Electronics Manufacturing Services") channels. The increase in distributor channel sales was somewhat offset by a decrease in the original equipment manufacturers (“OEMs”) channel across all regions for legacy Tantalum products. Included in the net sales increase was a favorable impact of $1.1 million from foreign currency exchange due primarily to the change in the value of the Euro compared to the U.S. dollar.
For Film and Electrolytic, the increase in net sales was primarily driven by increased net sales in the distributor channel across the APAC and Europe, the Middle East and Africa (“EMEA”) regions as well as the OEM channel of the Asia and Pacific Rim ("APAC") region and EMS in all regions. Included in the net sales increase was a favorable impact of $1.4 million from foreign currency exchange due primarily to the change in the value of the Euro compared to the U.S. dollar.

The following table reflects the percentage of net sales by region for the quarters ended September 30, 2017 and 2016:

	Quarters Ended September 30,
	2017	2016
North America and South America (“Americas”)	20%	30%
EMEA	22%	32%
Japan and Korea ("JPKO")	15%	—%
APAC	43%	38%
	100%	100%
The following table reflects the percentage of net sales by channel for the quarters ended September 30, 2017 and 2016; the significant increase in percentage of net sales in the OEM channel is attributable to the impact of the TOKIN acquisition:

	Quarters Ended September 30,
	2017	2016
Distributor	36%	46%
EMS	15%	20%
OEM	49%	34%
	100%	100%
Gross Margin
Gross margin for the quarter ended September 30, 2017 of $85.1 million (28.2% of net sales) increased $38.6 million or 82.9% from $46.5 million (24.8% of net sales) for the quarter ended September 30, 2016, and gross margin as a percentage of net sales improved 340 basis points. TOKIN contributed $25.6 million in additional gross margin during the quarter ended September 30, 2017. Legacy KEMET gross margin increased $13.0 million or approximately 420 basis points, primarily driven by an increase in net sales as well as from continued variable margin improvement due to our restructuring activities, vertical integration, the favorable foreign currency impact on manufacturing costs, and manufacturing process improvements as a result of our cost reduction activities.
Selling, General and Administrative Expenses (“SG&A”)
SG&A expenses of $42.4 million (14.1% of net sales) for the quarter ended September 30, 2017 increased $16.6 million or 64.1% from $25.8 million (13.8% of net sales) for the quarter ended September 30, 2016. The increase was attributable primarily to $12.2 million in selling, general and administrative expenses incurred by TOKIN for the quarter ended September 30, 2017. In addition the increase also corresponds with a $3.7 million in increased payroll-related expenses and benefits and $1.8 million in increased office equipment, information technology consulting, and software lease expenses. These increases were partially offset by a $1.8 million decrease in ERP integration and technology transition costs.
Research and Development (“R&D”)
R&D expenses of $9.7 million (3.2% of net sales) for the quarter ended September 30, 2017 increased $2.6 million or 37.6% compared to $7.0 million (3.7% of net sales) for the quarter ended September 30, 2016. The increase was primarily related to $2.6 million in R&D expenses incurred by TOKIN for the quarter ended September 30, 2017.
Restructuring Charges
Restructuring charges of $1.4 million for the quarter ended September 30, 2017 decreased $2.6 million or 65.2% from $4.0 million for the quarter ended September 30, 2016.
We incurred $1.4 million in restructuring charges in the quarter ended September 30, 2017 including $0.9 million in personnel reduction costs and $0.5 million manufacturing relocation and exit costs. The personnel reduction costs of $0.9 million are due to U.S. headcount reductions related to the relocation of global marketing, finance and accounting, and information technology functions to the Company’s Fort Lauderdale, Florida office from Simpsonville, South Carolina. The manufacturing relocation and exit costs of $0.5 million primarily consist of $0.4 million in expenses related to the relocation of the K-Salt operations to the existing Matamoros, Mexico plant and $0.1 million in exit costs related to the shut-down of operations for KFM in Knoxville, Tennessee.

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
Write Down and Disposal of Long-Lived Assets
We did not record any significant write down and disposal of long-lived assets in the quarter ended September 30, 2017.
In the quarter ended September 30, 2016 we recorded a write down and disposal of long-lived assets of $6.3 million due to the following two actions: KEC made the decision to shut-down operations of its wholly-owned subsidiary, KFM, and the relocation of equipment at our leased K-Salt facility to our existing Matamoros, Mexico facility. Operations at KFM’s Knoxville, Tennessee plant ceased as of October 31, 2016. During the second fiscal quarter ending September 30, 2016, we incurred impairment charges totaling $4.1 million relating to the shutdown of KFM comprised of $3.0 million for the write down of property, plant and equipment and $1.1 million for the write down of intangible assets and $2.1 million related to impairment charges for the relocation of equipment at our leased K-Salt facility to our existing Matamoros, Mexico facility.
Operating Income (Loss)
Operating income of $31.6 million for the quarter ended September 30, 2017 improved $28.3 million from operating income of $3.4 million for the quarter ended September 30, 2016.  The improvement was primarily attributable to a $38.6 million improvement in gross margin, a $6.3 million decrease in write down and disposal of long-lived assets, and a $2.6 million decrease in restructuring charges. These improvements to operating income were partially offset by a $16.6 million increase in SG&A expenses and a $2.6 million increase in R&D expenses.
Non-Operating (Income) Expense, Net
Non-operating (income) expense was a net expense of $16.1 million for the quarter ended September 30, 2017 compared to a net expense of $7.7 million for the quarter ended September 30, 2016. The $8.4 million increase in expense is primarily attributable to $8.0 million in litigation related accruals; a $2.6 million net unfavorable change in foreign currency exchange gain/(loss), which was primarily due to the change in the value of the Euro, Japanese Yen, Chinese Yuan Renminbi, and Mexican Peso compared to the U.S. dollar; and a $1.6 million increase in the value of the NEC TOKIN option during the quarter ended September 30, 2016. These increases in expense were partially offset by a $1.3 million acquisition gain and $2.6 million in decreased net interest and amortization expense under the new Term Loan and Credit Agreement as compared with net interest and amortization expense under the Senior Notes.
Income Taxes
Income tax expense of $2.9 million for the quarter ended September 30, 2017 increased $2.1 million compared to income tax expense of $0.8 million for the quarter ended September 30, 2016. Income tax expense of $2.7 million for the quarter ended September 30, 2017 related to foreign operations, $0.1 million related to federal income tax expense and $0.1 million related to state income tax expense.  Income tax expense of $0.8 million for the quarter ended September 30, 2016 related to foreign operations.
There was no U.S. federal income tax benefit from net operating losses for the quarters ended September 30, 2017 and 2016 due to a valuation allowance recorded on deferred tax assets.

Segment Comparison of the Quarter Ended September 30, 2017 with the Quarter Ended September 30, 2016
The following table reflects each segment’s net sales and operating income (loss), for the quarters ended September 30, 2017 and 2016 (amounts in thousands):

	Quarters Ended September 30,
	2017	2016
Net sales:
Solid Capacitors	$191,267	$142,641
Film and Electrolytic	47,901	44,667
MSA	62,303	—
Total	$301,471	$187,308
Operating income (loss):
Solid Capacitors (1)	$56,717	$35,574
Film and Electrolytic (1)	1,309	(7,065)
MSA	7,765	—
Corporate (1)	(34,148)	(25,135)
Total (1)	$31,643	$3,374
_________________
(1) Quarter ended September 30, 2016 adjusted due to the adoption of ASU No. 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost

Solid Capacitors
The following table sets forth net sales, operating income (loss), and operating income (loss) as a percentage of net sales for our Solid Capacitors segment for the quarters ended September 30, 2017 and 2016 (amounts in thousands, except percentages):

	Quarters Ended September 30,
	2017		2016
	Amount	% to Net Sales	Amount	% to Net Sales
Tantalum product line net sales	$125,404		$82,316
Ceramic product line net sales	65,863		60,325
Solid Capacitors net sales	$191,267		$142,641
Solid Capacitors operating income (loss)	$56,717	29.7%	$35,574	24.9%
Net Sales
Solid Capacitors net sales of $191.3 million for the quarter ended September 30, 2017 increased $48.6 million or 34.1% from $142.6 million for the quarter ended September 30, 2016. The increase in net sales was primarily driven by the addition of TOKIN revenue of $34.5 million in connection with the TOKIN acquisition and, to a lesser extent, an increase in sales in the legacy products distributor channel and EMS channels. The increase in distributor and EMS channel sales was somewhat offset by a decrease in sales in the OEM channel across all regions for legacy Tantalum products. Included in the overall increase in net sales was a favorable impact of $1.1 million from foreign currency exchange primarily due to the change in the value of the Euro compared to the U.S. dollar.

Segment Operating Income (Loss)
Segment operating income of $56.7 million for the quarter ended September 30, 2017 improved $21.1 million or 59.4% from $35.6 million in the quarter ended September 30, 2016. The increase in operating income is primarily a result of a $22.4 million improvement in gross margin. TOKIN contributed $10.9 million in additional gross margin during the quarter ended September 30, 2017. Legacy KEMET gross margin increased $11.5 million or approximately 460 basis points, primarily driven by an increase in net sales and continued variable margin improvement due to our restructuring activities, vertical integration, the favorable foreign currency impact on manufacturing costs, and manufacturing process improvements as a result of our cost reduction activities. The increase was also attributable to a $2.1 million decrease in the write down of long-lived assets. Partially offsetting these improvements was a $2.7 million increase in SG&A, and a $0.8 million increase in R&D for the quarter ended September 30, 2017 compared to the quarter ended September 30, 2016 primarily due to the TOKIN acquisition.
Film and Electrolytic
The following table sets forth net sales, operating income (loss), and operating income (loss) as a percentage of net sales for our Film and Electrolytic segment for the quarters ended September 30, 2017 and 2016 (amounts in thousands, except percentages):

	Quarters Ended September 30,
	2017		2016
	Amount	% to Net Sales	Amount	% to Net Sales
Net sales	$47,901		$44,667
Operating income (loss)	1,309	2.7%	(7,065)	(15.8)%
Net Sales
Film and Electrolytic net sales of $47.9 million for the quarter ended September 30, 2017 increased $3.2 million or 7.2% from $44.7 million for the quarter ended September 30, 2016. The increase in net sales was primarily driven by increased net sales in the distributor channel across the APAC and EMEA regions as well as the OEM channel of the APAC region and EMS in all regions. Included in the net sales increase was a favorable impact of $1.4 million from foreign currency exchange due primarily to the change in the value of the Euro compared to the U.S. dollar.
Segment Operating Income (Loss)
Segment operating income of $1.3 million for the quarter ended September 30, 2017 improved $8.4 million from segment operating loss of $7.1 million in the quarter ended September 30, 2016. The increase in segment operating income (loss) was driven by the following: $4.0 million decrease on impairment of fixed assets, $3.0 million decrease in restructuring charges, a gross margin improvement of $1.2 million related to the net sales increase and favorable impact of restructuring activities, and a $0.2 million decrease in R&D. Partially offsetting these improvements was a $0.4 million increase in SG&A during the quarter ended September 30, 2017 compared to the quarter ended September 30, 2016.
Electro-magnetic, Sensors & Actuators
The following table sets forth net sales, operating income (loss), and operating income (loss) as a percentage of net sales for our MSA segment for the quarter ended September 30, 2017 (amounts in thousands, except percentages). MSA is a new segment which is comprised of electro magnetically compatible materials and components, Piezo materials and actuators and various types of sensors acquired in connection with the TOKIN acquisition on April 19, 2017:

	Quarter Ended September 30, 2017
	Amount	% to Net Sales
Net sales	$62,303
Operating income (loss)	7,765	12.5%
Net Sales
MSA had net sales of $62.3 million for the quarter ended September 30, 2017. All sales are from the newly acquired TOKIN business.

Segment Operating Income (Loss)
Segment operating income was $7.8 million for the quarter ended September 30, 2017. All activity is from the newly acquired TOKIN business.

Consolidated Comparison of the Six-Month Period Ended September 30, 2017 with the Six-Month Period Ended September 30, 2016
The following table sets forth the Condensed Consolidated Statements of Operations for the six-month periods ended September 30, 2017 and 2016 (amounts in thousands):

	Six-Month Periods Ended September 30,
	2017	% to Total Sales	2016	% to Total Sales
Net sales	$575,471		$372,243
Gross margin (1)	159,513	27.7%	89,268	24.0%
Selling, general and administrative expenses (1)	78,048	13.6%	51,599	13.9%
Research and development (1)	19,052	3.3%	13,943	3.7%
Restructuring charges	3,006	0.5%	4,686	1.3%
Write down and disposal of long-lived assets	(20)	n.m.	6,368	1.7%
Operating income (loss)	59,427	10.3%	12,672	3.4%

Interest income	(161)	n.m.	(9)	n.m.
Interest expense	18,325	3.2%	19,833	5.3%
Acquisition Gains	(136,873)	(23.8)%	—	n.m.
Change in value of TOKIN option	—	n.m.	10,400	2.8%
Other (income) expense, net (1)	16,292	2.8%	(2,575)	(0.7)%
Income (loss) from continuing operations before income taxes and equity income from TOKIN	161,844	28.1%	(14,977)	(4.0)%
Income tax expense	4,030	0.7%	2,630	0.7%
Income (loss) from continuing operations before equity income (loss) from TOKIN	157,814	27.4%	(17,607)	(4.7)%
Equity income (loss) from TOKIN	75,641	13.1%	404	0.1%
Net income (loss)	$233,455	40.6%	$(17,203)	(4.6)%
 n.m. - not meaningful
_________________
(1) Six-month period ended September 30, 2016 adjusted due to the adoption of ASU No. 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost

Net Sales
Net sales of $575.5 million for the six-month period ended September 30, 2017 increased $203.2 million or 54.6% from $372.2 million for the six-month period ended September 30, 2016. Solid Capacitor net sales increased $88.8 million, Film and Electrolytic net sales increased $7.8 million, and net sales for our new segment MSA were $106.6 million. Prior to the TOKIN acquisition on April 19, 2017, the Company did not have any MSA sales.
The increase in Solid Capacitors net sales was primarily driven by the addition of revenue of $62.0 million in connection with the TOKIN acquisition and, to a lesser extent, an increase in the legacy products sales in the distributor and EMS channels. The increase in distributor and EMS channel sales was somewhat offset by a decrease in sales in the OEMs channel sales across all regions for legacy Tantalum products. In addition, Solid Capacitor net sales were favorably impacted by $0.4 million from foreign currency exchange primarily due to the change in the value of the Euro compared to the U.S. dollar.

The increase in Film and Electrolytic net sales was driven primarily by increased net sales in the distributor channel across the APAC and EMEA regions, as well as the OEM channel of the APAC region and the EMS channel across all regions. In addition, there was a favorable impact of $0.3 million from foreign currency exchange primarily due to the change in the value of the Euro compared to the U.S. dollar.
The following table reflects the percentage of net sales by region for the six-month periods ended September 30, 2017 and 2016:

	Six-Month Periods Ended September 30,
	2017	2016
Americas	22%	30%
EMEA	23%	32%
JPKO	14%	—%
APAC	41%	38%
	100%	100%

The following table reflects the percentage of net sales by channel for the six-month periods ended September 30, 2017 and 2016:

	Six-Month Periods Ended September 30,
	2017	2016
Distributor	39%	46%
EMS	15%	21%
OEM	46%	33%
	100%	100%

Gross Margin
Gross margin of $159.5 million (27.7% of net sales) for the six-month period ended September 30, 2017 increased $70.2 million or 78.7% from $89.3 million (24.0% of net sales) for the six-month period ended September 30, 2016 and gross margin as a percentage of net sales improved 370 basis points. TOKIN contributed $42.1 million in additional gross margin during the six-month period ended September 30, 2017. Legacy KEMET gross margin increased $28.1 million or approximately 480 basis points, primarily driven by the increase in net sales and an improvement in variable margin corresponding with our restructuring plan, cost reduction activities, vertical integration, the favorable foreign currency impact to manufacturing costs, and manufacturing process improvements as a result of our cost reduction activities.
Selling, General and Administrative Expenses
SG&A expenses of $78.0 million (13.6% of net sales) for the six-month period ended September 30, 2017 increased $26.4 million or 51.3% compared to $51.6 million (13.9% of net sales) for the six-month period ended September 30, 2016. The increase was attributable primarily to $20.5 million in SG&A expenses incurred by TOKIN for the six-month period ended September 30, 2017. In addition, the increase was related to $5.7 million in increased payroll-related expenses and benefits; $2.7 million increase in office equipment and hardware and software lease expenses; $1.2 million increase in professional fees; and $0.7 million increase in travel related expenses. These increases were partially offset by a $3.6 million decrease in ERP integration and technology transition costs and an $0.8 million decrease in legal expenses.
Research and Development
R&D expenses of $19.1 million (3.3% of net sales) for the six-month period ended September 30, 2017 increased $5.1 million or 36.6% compared to $13.9 million (3.7% of net sales) for the six-month period ended September 30, 2016. The increase was primarily related to $4.7 million in R&D expenses incurred by TOKIN for the six-month period ended September 30, 2017.

Restructuring Charges
Restructuring charges of $3.0 million for the six-month period ended September 30, 2017 decreased $1.7 million or 35.9% from $4.7 million for the six-month period ended September 30, 2016.
Restructuring charges in the six-month period ended September 30, 2017 included $1.1 million of personnel reduction costs and $1.9 million of manufacturing relocation and exit costs. The personnel reduction costs of $1.1 million are due to U.S. headcount reductions related to the relocation of global marketing, finance and accounting, and information technology functions to the Company’s Fort Lauderdale, Florida office from Simpsonville, South Carolina. The manufacturing relocation and exit costs of $1.9 million primarily consist of $0.9 million in lease termination penalties related to the relocation of global marketing, finance and accounting, and information technology functions to the Company’s Fort Lauderdale, Florida office, $0.6 million in expenses related to the relocation of the K-Salt operations to the existing Matamoros, Mexico plant, $0.3 million in exit costs related to the shut-down of operations for KFM in Knoxville, Tennessee, and $0.1 million related to the transfer of certain Tantalum production from Simpsonville, South Carolina to Victoria, Mexico.
Restructuring charges in the six-month period ended September 30, 2016 included $2.1 million of personnel reduction costs and $2.6 million of manufacturing relocation and exit costs. The personnel reduction costs of $2.1 million consist of $0.5 million related to the consolidation of certain Solid Capacitor manufacturing in Matamoros, Mexico; $0.4 million in headcount reductions related to the shut-down of operations for KFM in Knoxville, Tennessee; $0.3 million for overhead reductions in Sweden; $0.3 million in U.S. headcount reductions related to the relocation of global marketing functions to the Company’s Fort Lauderdale, Florida office; $0.2 million related to overhead reductions as we relocate the R&D operations from Weymouth, England to Evora, Portugal; $0.2 million related to headcount reductions in Europe (primarily Italy and Landsberg, Germany) corresponding with the relocation of certain production lines and laboratories to lower cost regions; and $0.1 million in manufacturing headcount reductions related to the relocation of the K-Salt operations to the existing Matamoros, Mexico plant. The manufacturing relocation and exit costs of $2.6 million primarily consists of $2.2 million related to contract termination costs related to the shut-down of operations for KFM, $0.3 million related to transfers of Film and Electrolytic production lines and R&D functions to lower cost regions, and $0.1 million related to the transfer of certain Tantalum production from Simpsonville, South Carolina to Victoria, Mexico.
Write Down and Disposal of Long-Lived Assets
We did not record any significant write down and disposal of long-lived assets in the six-month period ended September 30, 2017.
In the six-month period ended September 30, 2016 we recorded a write down and disposal of long-lived assets of $6.4 million due primarily to the following two actions: KEC made the decision to shut-down operations of its wholly-owned subsidiary, KFM, and the relocation of equipment at our leased K-Salt facility to our existing Matamoros, Mexico facility. Operations at KFM’s Knoxville, Tennessee plant ceased as of October 31, 2016. During the second fiscal quarter ending September 30, 2016, we incurred impairment charges totaling $4.1 million relating to the shutdown of KFM comprised of $3.0 million for the write down of property, plant and equipment and $1.1 million for the write down of intangible assets and $2.1 million related to impairment charges for the relocation of equipment at our leased K-Salt facility to our existing Matamoros, Mexico facility.
Operating Income (Loss)
Operating income of $59.4 million for the six-month period ended September 30, 2017 improved $46.8 million from operating income of $12.7 million for the six-month period ended September 30, 2016. The improvement was primarily attributable to a $70.2 million improvement in gross margin, a $6.4 million decrease in write down and disposal of long-lived assets and a $1.7 million decrease in restructuring charges. These improvements to operating income were partially offset by a $26.4 million increase in SG&A expense and a $5.1 million increase in R&D expenses.
Non-Operating (Income) Expense, Net
Non-operating (income) expense, net improved to a gain of $102.4 million for the six-month period ended September 30, 2017, compared to an expense of $27.6 million for the six-month period ended September 30, 2016. The $130.1 million change is primarily due to the recognition of a $136.9 million gain on acquisition, a $10.4 million decrease in the value of the NEC TOKIN option during the six-month period ended September 30, 2016, and $1.7 million in decreased net interest and amortization expense under the new Term Loan and Credit Agreement for the six-month period ended September 30, 2017 as compared with net interest and amortization expense under the Senior Notes for the six-month period ended September 30, 2016. Partially offsetting these favorable changes were the following unfavorable changes: a $9.6 million net unfavorable change in foreign currency exchange gain/(loss), which was primarily due to the change in the value of the Euro, Japanese Yen,

Chinese Yuan Renminbi, and Mexican Peso compared to the U.S. dollar; $8.0 million in antitrust litigation fines, and a $0.5 million loss on early extinguishment of debt.
Income Taxes
Income tax expense of $4.0 million for the six-month period ended September 30, 2017 increased $1.4 million compared to income tax expense of $2.6 million for the six-month period ended September 30, 2016. Income tax expense of $4.0 million for the six-month period ended September 30, 2017 was comprised of $3.6 million of income tax expense related to foreign operations, $0.2 million of federal income tax expense and $0.2 million of state income tax expense. Income tax expense of $2.6 million for the six-month period ended September 30, 2016 related to foreign operations.
There was no U.S. federal income tax benefit from net operating losses for the six-month periods ended September 30, 2017 and 2016 due to a valuation allowance on deferred tax assets.
Equity Income (Loss) from Equity Method Investments
Equity income related to our 34% economic interest in TOKIN increased by $75.2 million to equity income of $75.6 million for the six-month period ended September 30, 2017 compared to equity income of $0.4 million for the six-month period ended September 30, 2016. The change was primarily due to equity income of $84.2 million related to our 34% economic interest in TOKIN for the 19 day period ended April 19, 2017 which included the gain on the sale of the EMD business. Offsetting this favorable item was a $9.0 million removal of the balance of the cost basis of the portion of equity investment related to the EMD division which was established at the time of initial acquisition of 34% of TOKIN.

Segment Comparison of the Six-Month Period Ended September 30, 2017 with the Six-Month Period Ended September 30, 2016
Results for the first quarter of fiscal year 2018 have been reclassified to conform to the current period presentation where certain regional SG&A amounts have been allocated to the impacted segments. These adjustments are reflected in the six-month results included below. The following table reflects each segment’s net sales and operating income (loss) for the six-month periods ended September 30, 2017 and 2016 (amounts in thousands):

	Six-Month Periods Ended September 30,
	2017	2016
Net sales:
Solid Capacitors	$373,386	$284,585
Film and Electrolytic	95,438	87,658
MSA	106,647	—
Total	$575,471	$372,243
Operating income (loss):
Solid Capacitors (1)	$109,426	$70,841
Film and Electrolytic (1)	3,614	(8,478)
MSA	8,123	—
Corporate (1)	(61,736)	(49,691)
Total	$59,427	$12,672
_________________
(1) Six-month period ended September 30, 2016 adjusted due to the adoption of ASU No. 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost

Solid Capacitors
The following table sets forth net sales, operating income and operating income as a percentage of net sales for our Solid Capacitors segment for the six-month periods ended September 30, 2017 and 2016 (amounts in thousands, except percentages):

	Six-Month Periods Ended September 30,
	2017		2016
	Amount	% to Net Sales	Amount	% to Net Sales
Tantalum product line net sales	$241,854		$166,185
Ceramic product line net sales	131,532		118,400
Solid Capacitors net sales	$373,386		$284,585
Solid Capacitors operating income (loss)	$109,426	29.3%	$70,841	24.9%
Net Sales
Solid Capacitors net sales of $373.4 million for the six-month period ended September 30, 2017 increased $88.8 million or 31.2% from $284.6 million for the six-month period ended September 30, 2016. The increase in net sales was primarily driven by the addition of TOKIN revenue of $62.0 million in connection with the TOKIN acquisition and to a lesser extent, an increase in sales in the legacy products distributor and EMS channels. The increase in distributor and EMS channel sales was somewhat offset by a decrease in the OEM channel across the APAC and Americas regions for legacy Tantalum products. Included in the overall increase in net sales for Solid Capacitors was a favorable impact of $0.4 million from foreign currency exchange primarily due to the change in the value of the Euro compared to the U.S. dollar.
Segment Operating Income (Loss)
Segment operating income of $109.4 million for the six-month period ended September 30, 2017 increased $38.6 million or 54.5% from $70.8 million for the six-month period ended September 30, 2016. The increase in operating income was attributable primarily to an increase in gross margin of $43.5 million. TOKIN contributed $20.3 million in additional gross margin during the six-month period ended September 30, 2017. Legacy KEMET gross margin increased $23.2 million or approximately 490 basis points, primarily driven by an increase in net sales, cost improvements in vertical integration, favorable foreign currency impact to manufacturing costs, and manufacturing process improvements as a result of our cost reduction activities. In addition, there was a $2.1 million reduction in non-cash impairment charges. Partially offsetting these improvements were a $5.1 million increase in SG&A and a $2.0 million increase in R&D expenses primarily due to the TOKIN acquisition.
Film and Electrolytic
The following table sets forth net sales, operating income (loss) and operating income (loss) as a percentage of net sales for our Film and Electrolytic segment for the six-month periods ended September 30, 2017 and 2016 (amounts in thousands, except percentages):

	Six-Month Periods Ended September 30,
	2017		2016
	Amount	% to Net Sales	Amount	% to Net Sales
Net sales	$95,438		$87,658
Operating income (loss)	3,614	3.8%	(8,478)	(9.7)%

Net Sales
Film and Electrolytic net sales of $95.4 million for the six-month period ended September 30, 2017 increased $7.8 million or 8.9% from $87.7 million for the six-month period ended September 30, 2016. The increase in net sales was primarily driven by increased net sales in the distributor channel across the APAC and EMEA regions as well as the OEM channel of the APAC region and EMS across all regions. In addition, there was a favorable impact of $0.3 million from foreign currency exchange primarily due to the change in the value of the Euro compared to the U.S. dollar.

Segment Operating Income (Loss)
Segment operating income of $3.6 million for the six-month period ended September 30, 2017 increased $12.1 million from segment operating loss of $8.5 million for the six-month period ended September 30, 2016.  The increase was primarily attributable to a $4.5 million increase in gross margin driven by higher net sales as well as the benefit of the completed restructuring actions. The increase was also attributable to the following declines in the six-month period ended September 30, 2017 compared to the six-month period ended September 30, 2016: write down and disposal of long-lived assets of $4.3 million, restructuring charges of $3.4 million and R&D expenses of $0.3 million. These improvements were partially offset by a $0.5 million increase in SG&A charges.
Electro-magnetic, Sensors & Actuators
The following table sets forth net sales, operating income (loss), and operating income (loss) as a percentage of net sales for our MSA segment for the six-month period ended September 30, 2017 (amounts in thousands, except percentages). MSA is a new segment which is comprised of electro magnetically compatible materials and components, Piezo materials and actuators and various types of sensors acquired in connection with the TOKIN Acquisition on April 19, 2017:

	Six-Month Periods Ended September 30,
	2017
	Amount	% to Net Sales
Net sales	$106,647
Operating income (loss)	8,123	7.6%

Net Sales
MSA had net sales of $106.6 million for the six-month period ended September 30, 2017. All sales are from the newly acquired TOKIN business.
Segment Operating Income (Loss)
Segment operating income was $8.1 million for the six-month period ended September 30, 2017. All activity is from the newly acquired TOKIN business.

Liquidity and Capital Resources
Our liquidity needs arise from working capital requirements, capital expenditures, acquisitions, principal and interest payments on debt, and costs associated with the implementation of our restructuring plans. Historically, our cash needs have been met by cash flows from operations, borrowings under our loan agreements, and existing cash balances.
10.5% Senior Notes
On April 28, 2017, the Company repurchased and retired the full outstanding balance of $353.0 million of its 10.5% Senior Notes due May 1, 2018 (the “10.5% Senior Notes”). The Company had interest payable related to the 10.5% Senior Notes included in the line item “Accrued expenses” on its Condensed Consolidated balance sheets of zero and $15.4 million as of September 30, 2017 and March 31, 2017, respectively.
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
The Company currently pays interest on the Term Loan Security Agreement on a monthly basis due to favorable LIBO rates, and as such had no interest payable related to the Term Loan Security Agreement included in the line item “Accrued expenses” on its Condensed Consolidated balance sheets as of September 30, 2017 and March 31, 2017.
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
There were no borrowings under the revolving line of credit as of September 30, 2017.
Short-Term Liquidity
Cash and cash equivalents as of September 30, 2017 of $253.7 million increased $143.9 million from $109.8 million as of March 31, 2017. Our net working capital (current assets less current liabilities) as of September 30, 2017 was $384.8 million compared to $248.9 million as of March 31, 2017. Cash and cash equivalents held by our foreign subsidiaries totaled $154.5 million and $35.0 million at September 30, 2017 and March 31, 2017, respectively, with the increase primarily driven by cash holdings of TOKIN. Our operating income outside the U.S. is no longer deemed to be permanently reinvested in foreign jurisdictions. As a result, we set up a deferred tax liability as of March 31, 2015 on the undistributed foreign earnings which was offset by a reduction in the valuation allowance on our deferred tax assets. However, we currently do not intend nor foresee a need to repatriate cash and cash equivalents held by foreign subsidiaries. If these funds are needed for our operations in the U.S., we may be required to accrue U.S. withholding taxes on the distributed foreign earnings.
Based on our current operating plans, we believe domestic cash and cash equivalents are sufficient to fund our operating requirements for at least the next twelve months, including $24.5 million in interest payments, $17.3 million in debt principal payments, $50 to $60 million in expected capital expenditures and $1.8 million in restructuring payments. As of September 30, 2017, our borrowing capacity, which is based on factors including outstanding eligible accounts receivable, inventory and equipment collateral, under the revolving line of credit was $71.7 million. The revolving line of credit expires on April 28, 2022.
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
Cash and cash equivalents increased $143.9 million for the six-month period ended September 30, 2017, as compared to a increase of $9.7 million during the six-month period ended September 30, 2016.

The following table provides a summary of cash flows for the periods presented (amounts in thousands):

	Six-Month Periods Ended September 30,
	2017	2016
Net cash provided by (used in) operating activities	$40,067	$23,043
Net cash provided by (used in) investing activities	149,899	(10,344)
Net cash provided by (used in) financing activities	(47,729)	(2,498)
Effect of foreign currency fluctuations on cash	1,662	(452)
Net increase (decrease) in cash and cash equivalents	$143,899	$9,749
Operating
Cash provided by operating activities during the six-month period ended September 30, 2017 of $40.1 million increased $17.0 million compared to cash provided by operating activities of $23.0 million in the six-month period ended September 30, 2016. Contributing to the positive changes in cash was a $30.4 million increase in operating cash flows led by an improvement in net income (loss) net of the following non-cash income statement items: depreciation and amortization, change in value of TOKIN options, (income) loss from equity-method investments, acquisition gains, non-cash debt and financing costs, stock-based compensation expense, receivable write down, write down and disposals of long-lived assets, pension and other post-retirement benefits, and deferred income taxes for the six-month period ended September 30, 2017 compared to the six-month period ended September 30, 2016.
Also contributing to the positive changes in cash was a $19.4 million improvement in cash from operating assets, excluding foreign currency exchange. In the six-month period ended September 30, 2017, a decrease in accounts receivable generated $32.9 million in cash, compared to the six-month period ended September 30, 2016, during which a decrease in accounts receivable generated $4.8 million in cash. The primary reason for the change in accounts receivable is due to the timing of customer receipts. Additionally, in the six-month period ended September 30, 2017, a decrease in prepaid expenses and other assets generated $1.5 million in cash, compared to the six-month period ended September 30, 2016, during which an increase in prepaid expenses and other assets used $5.5 million in cash. Offsetting these improvements, in the six-month period ended September 30, 2017, an increase in inventory used $13.3 million in cash, compared to the six-month period ended September 30, 2016, during which a decrease in inventory generated $2.4 million in cash. The primary reason for the change in inventory is increased customer demand.
     Offsetting the positive changes in cash was a $32.7 million decrease in cash from operating liabilities, excluding foreign currency exchange. In the six-month period ended September 30, 2017, a decrease in accounts payable used $14.5 million in cash, compared to the six-month period ended September 30, 2016, during which an increase in accounts payable generated $0.5 million in cash. The primary reason for the change in accounts payable is due to the timing of supplier payments. Additionally, in the six-month period ended September 30, 2017, a decrease in accrued expenses used $20.0 million in cash, compared to the six-month period ended September 30, 2016, during which a decrease in accrued expenses used $2.1 million in cash. The primary reason for the change in accrued expenses is driven by the reduction in interest payable related to the Term Loan Agreement, at LIBO + 600 bps, paid monthly, compared to the 10.5% Senior Notes, paid semiannually.
Investing
Cash provided by investing activities during the six-month period ended September 30, 2017 of $149.9 million reflects a $160.2 million increase compared to cash used in investing activities of $10.3 million in the six-month period ended September 30, 2016. The increase is primarily related to the acquisition of TOKIN, net of cash received, of $167.1 million in positive cash flow in the six-month period ended September 30, 2017 compared to no acquisitions in the six-month period ended September 30, 2016. Additionally, we had proceeds from sale of assets of $0.6 million in the six-month period ended September 30, 2017 and no proceeds from the sale of assets in the six-month period ended September 30, 2016.
Finally, during the six-month period ended September 30, 2017, we made capital expenditures of $17.8 million primarily related to expanding capacity at our manufacturing facilities in Mexico, Italy, China, Thailand and Japan, as well as information technology projects in Simpsonville, South Carolina.
In comparison, during the six-month period ended September 30, 2016, we made capital expenditures of $10.3 million, primarily related to expanding capacity at our manufacturing facilities in Portugal, China and Mexico, as well as information technology and ERP software upgrade projects in Simpsonville, South Carolina.

Financing
Cash used in financing activities during the six-month period ended September 30, 2017 of $47.7 million reflects a $45.2 million change from cash used in financing activities of $2.5 million in the six-month period ended September 30, 2016.    During the six-month period ended September 30, 2017, we used $353.0 million to repay the remaining outstanding balance of our 10.5% Senior Notes, $33.9 million to repay the remaining outstanding balance of the revolving line of credit, and received $329.7 million in proceeds from the Term Loan Credit Agreement, net of discount, bank issuance costs and other indirect issuance costs. Additionally, we made one quarterly payment on the Term Loan Credit Agreement of $4.3 million, and received proceeds on an interest free loan from the Portuguese Government of $0.3 million. Finally, proceeds from the exercise of stock warrants, dividends, and exercise of stock options generated $8.8 million, $0.6 million, and $4.1 million in cash, respectively.
In comparison, during the six-month period ended September 30, 2016, we used $1.9 million to retire $2.0 million face value of our 10.5% Senior Notes and also used $0.6 million for the purchase of treasury stock related to shares withheld to pay taxes due upon the vesting of restricted stock.
Commitments
With the exception of the items noted below, our commitments have not materially changed from those disclosed in the Company’s 2017 Annual Report as updated by our quarterly report for the quarter ended June 30, 2017. Due to an increase in anti-trust fines and settlements in the quarter ended September 30, 2017, an update to our contractual obligations is as follows (amounts in thousands):

		Payment Due by Period
Contractual obligations	Total	Year 1 (1)	Years 2 - 3	Years 4 - 5	More than 5 years
Anti-trust fines and settlements	$81,634	$45,537	$24,749	$10,336	$1,012
_________________
(1) This amount includes the total of approximately $29.1 million included in the line item “Accrued expenses” on the Condensed Consolidated Balance Sheets as of September 30, 2017, however the timing of the payment is to be determined.
Non-U.S. Generally Accepted Accounting Principles Financial Measures
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
The following table provides reconciliation from U.S. GAAP Gross margin to Non-U.S. GAAP Adjusted gross margin (amounts in thousands, except percentages):

	Quarters Ended September 30,		Six-Month Periods Ended September 30,
	2017	2016	2017	2016
Net sales	$301,471	$187,308	$575,471	$372,243
Cost of sales (1)	216,395	140,792	415,958	282,975
Gross margin (U.S. GAAP)	$85,076	$46,516	$159,513	$89,268
Gross margin as a % of net sales	28.2%	24.8%	27.7%	24.0%
Adjustments:
Plant start-up costs	—	119	—	427
Stock-based compensation expense	342	301	652	685
Adjusted gross margin (non-GAAP)	$85,418	$46,936	$160,165	$90,380
Adjusted gross margin as a % of net sales	28.3%	25.1%	27.8%	24.3%
_________________
(1) Quarter and six-month period ended September 30, 2016 adjusted due to the adoption of ASU No. 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost

The following table provides reconciliation from U.S. GAAP Operating income (loss) to non-U.S. GAAP Adjusted operating income (loss) (amounts in thousands):

	Quarters Ended September 30,		Six-Month Periods Ended September 30,
	2017	2016	2017	2016
Operating income (loss) (U.S. GAAP) (1)	$31,643	$3,374	$59,427	$12,672
Adjustments:
Restructuring charges	1,393	3,998	3,006	4,686
ERP integration/IT transition costs	—	1,783	—	3,551
Stock-based compensation expense	1,530	1,104	2,631	2,332
Legal expenses/fines related to antitrust class actions	2,375	766	3,516	1,941
TOKIN investment-related expenses	—	194	—	400
Plant start-up costs	—	119	—	427
Write-down and disposal of long-lived assets	(39)	6,277	(20)	6,368
Adjusted operating income (loss) (non-U.S. GAAP)	$36,902	$17,615	$68,560	$32,377
_________________
(1) Quarter and six-month period ended September 30, 2016 adjusted due to the adoption of ASU No. 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost

The following table provides reconciliation from U.S. GAAP Net income (loss) to non-U.S. GAAP Adjusted net income (loss) (amounts in thousands):

	Quarters Ended September 30,		Six-Month Periods Ended September 30,
	2017	2016	2017	2016
Net income (loss) (U.S. GAAP)	$12,849	$(4,998)	$233,455	$(17,203)
Adjustments:
Acquisition gains	(1,285)	—	(136,873)	—
Restructuring charges	1,393	3,998	3,006	4,686
ERP integration/IT transition costs	—	1,783	—	3,551
Stock-based compensation expense	1,530	1,104	2,631	2,332
Change in value of TOKIN option	—	(1,600)	—	10,400
Legal expenses/fines related to antitrust class actions	10,327	766	11,468	1,941
Gain (loss) on early extinguishment of debt	—	—	486	—
Net foreign exchange (gain) loss	1,891	(724)	6,934	(2,644)
TOKIN investment-related expenses	—	194	—	400
Amortization included in interest expense	664	188	1,124	378
Equity (income) loss from equity method investments	(224)	(181)	(75,641)	(404)
Plant start-up costs	—	119	—	427
Write-down and disposal of long-lived assets	(39)	6,277	(20)	6,368
Income tax effect of non-U.S. GAAP adjustments (1)	(631)	29	(853)	29
Adjusted net income (loss) (non-U.S. GAAP)	$26,475	$6,955	$45,717	$10,261
________________
(1) The income tax effect of the excluded items is calculated by applying the applicable jurisdictional income tax rate, considering the deferred tax valuation for each applicable jurisdiction.

The following table provides reconciliation from U.S. GAAP Net income (loss) to non-U.S. GAAP Adjusted EBITDA (amounts in thousands):

	Quarters Ended September 30,		Six-Month Periods Ended September 30,
	2017	2016	2017	2016
Net income (loss) (U.S. GAAP)	$12,849	$(4,998)	$233,455	$(17,203)
Adjustments:
Interest expense (income), net	7,270	9,904	18,164	19,824
Income tax expense (benefit)	2,880	830	4,030	2,630
Depreciation and amortization	13,326	9,440	25,569	18,876
Acquisition gains	(1,285)	—	(136,873)	—
Restructuring charges	1,393	3,998	3,006	4,686
ERP integration/IT transition costs	—	1,783	—	3,551
Change in value of TOKIN option	—	(1,600)	—	10,400
Stock-based compensation expense	1,530	1,104	2,631	2,332
Legal expenses/fines related to antitrust class actions	10,327	766	11,468	1,941
Net foreign exchange (gain) loss	1,891	(724)	6,934	(2,644)
TOKIN investment-related expenses	—	194	—	400
Equity (income) loss from equity method investments	(224)	(181)	(75,641)	(404)
Gain (loss) on early extinguishment of debt	—	—	486	—
Plant start-up costs	—	119	—	427
Write-down and disposal of long-lived assets	(39)	6,277	(20)	6,368
Adjusted EBITDA (non-U.S. GAAP)	$49,918	$26,912	$93,209	$51,184
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
Impact of Recently Issued Accounting Standards
See Note 1, “Recently Issued Accounting Pronouncements," in the Notes to Consolidated Condensed Financial Statements for a discussion of recent accounting pronouncements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Foreign Currency Exchange Rate Risk
Given our international operations and sales, we are exposed to movements in foreign exchange rates. Of these, the most significant are currently the Euro, Japanese Yen and the Mexican Peso. A portion of our sales to our customers and operating costs in Europe are denominated in Euro creating an exposure to foreign currency exchange rates. Also, a portion of our costs in our operations in Mexico are denominated in Mexican Pesos, creating an exposure to foreign currency exchange rates. Additionally, some of our non-U.S. subsidiaries make sales denominated in U.S. dollars which expose them to foreign currency transaction gains and losses. Historically, in order to minimize our exposure, we periodically entered into forward foreign exchange contracts in which the future cash flows were hedged against the U.S. dollar (see Note 14, “Derivatives” to the consolidated financial statements). Finally, upon the TOKIN acquisition, a portion of our costs in our operations in Asia are denominated in Thai Baht, Chinese Yuan, Taiwan Dollars and Japanese Yen, creating an additional exposure to foreign currency exchange rates.

To evaluate the impact of foreign currency exchange rate changes on net income (loss), we used the following assumptions: All exchange rates change in the same direction at the same time, relative to the U.S dollar, and we included the TOKIN acquisition. Under these assumptions, an increase or decrease of 10 percent in foreign currency exchange rates would result in an estimated annual change in net income (loss) of $28.4 million and ($30.3) million, respectively.
Commodity Price Risk
As a result of our tantalum vertical integration efforts which began in fiscal year 2012, we have reduced our exposure to price volatility and supply uncertainty in the tantalum supply chain. A majority of our tantalum needs are now met through our direct sourcing of conflict free tantalum ore or tantalum scrap reclaim, which is then processed into the intermediate product potassium heptafluorotantalate (commonly known as K-salt) at our own facility in Mexico, before final processing into tantalum powder at KEMET Blue Powder Corporation. Price increases for tantalum ore, or for the remaining tantalum powder that we source from third parties, could impact our financial performance as we may be unable to pass all such price increases on to our customers.
Silver and aluminum have generally been available in sufficient quantities, and we believe there are a sufficient number of suppliers from which we can purchase our requirements. An increase in the price of silver and aluminum that we are unable to pass on to our customers, however, could have an adverse effect on our profitability.
To evaluate the impact of price changes in precious metals on net income (loss) we used the following assumptions: the selling prices of our products would not be impacted, all the precious metals change in the same direction at the same time, we do not have commitment contracts in place, and we included the TOKIN acquisition. Under these assumptions, a 10 percent increase or decrease in the cost of precious metals would result in approximately $10.8 million of increase or decrease to our annual net income (loss). We believe this risk is partially mitigated through our vertical integration efforts.
Other than the items noted above, there have been no material changes regarding the Company’s market risk position from the information included in the Company’s 2017 Annual Report.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of September 30, 2017, an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer.  Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in its reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There has been no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended September 30, 2017 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
In the first quarter of 2017, the Company acquired TOKIN (see Note 2, “Acquisitions”). As of the date of this Quarterly Report, we are in the process of further integrating the acquired operations into our overall internal controls over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings
“Item 3. Legal Proceedings” of our 2017 Annual Report includes a discussion of our legal proceedings.  For an update on certain legal matters see Note 15, “Concentrations of Risks.” Except for certain developments concerning TOKIN as described in Note 15, “Concentrations of Risks,” there have been no material changes from the Company’s legal proceedings described in our 2017 Annual Report.
Item 1A. Risk Factors
There have been no material changes in our risk factors from those disclosed in Part I, Item 1A Risk Factors, of the Company’s 2017 Annual Report.
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
We did not sell any of our equity securities during the six-month period ended September 30, 2017 that were not registered under the Securities Act of 1933, as amended.
Repurchase of Equity Securities
The following table provides information relating to our purchase of shares of our common stock during the quarter ended September 30, 2017 (amounts in thousands, except per share price):

Periods	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Programs	(d) Maximum Number of Shares That May Yet be Purchased Under the Programs
July 1 to July 31, 2017	14	$16.52	—	—
August 1 to August 31, 2017	—	—	—	—
September 1 to September 30, 2017	—	—	—	—
Total for Quarter Ended September 30, 2017	14	$16.52	—	—
________________
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
Exhibit Index

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
Exhibit 101
The following financial information from KEMET Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i)  Condensed Consolidated Statements of Operations for the quarters and six-month periods ended September 30, 2017 and 2016, (ii) Condensed Consolidated Balance Sheets at September 30, 2017 and March 31, 2017, (iii) Condensed Consolidated Statements of Cash Flows for the six-month periods ended September 30, 2017, and 2016, and (iv) the Notes to Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	November 2, 2017
KEMET Corporation

	By:	/s/ WILLIAM M. LOWE, JR.
William M. Lowe, Jr.
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)
(Duly Authorized Officer)