Form 10-Q
period 2017-12-31
KEMET CORP
filed 2018-02-01
CIK 887730

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2017
or
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

The number of shares outstanding of the registrant’s common stock, par value $0.01 per share, as of January 30, 2018 was 56,605,329.

KEMET CORPORATION AND SUBSIDIARIES
Form 10-Q for the Quarter ended December 31, 2017

PART I - FINANCIAL INFORMATION
Item 1 - Financial Statements

KEMET CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Amounts in thousands, except per share data)
(Unaudited)

	December 31, 2017	March 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$284,166	$109,774
Accounts receivable, net	140,239	92,526
Inventories, net	201,091	147,955
Prepaid expenses and other (1)	38,551	28,782
Total current assets	664,047	379,037
Property, plant and equipment, net of accumulated depreciation of $853,623 and $821,276 as of December 31, 2017 and March 31, 2017, respectively	374,719	209,311
Goodwill	40,294	40,294
Intangible assets, net	61,068	29,781
Equity method investments	8,750	63,416
Deferred income taxes (1)	11,922	8,367
Other assets	10,987	4,119
Total assets	$1,171,787	$734,325
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$20,359	$2,000
Accounts payable	133,314	69,674
Accrued expenses	108,360	57,752
Income taxes payable	4,541	715
Total current liabilities	266,574	130,141
Long-term debt, less current portion	307,803	386,211
Other non-current obligations	152,718	60,131
Deferred income taxes	6,694	3,370
Stockholders’ equity:
Preferred stock, par value $0.01, authorized 10,000 shares, none issued	—	—
Common stock, par value $0.01, authorized 175,000 shares, issued 56,595 and 46,689 shares at December 31, 2017 and March 31, 2017, respectively	566	467
Additional paid-in capital	460,087	447,671
Retained earnings (deficit) (1)	242	(251,854)
Accumulated other comprehensive income	(22,897)	(41,812)
Total stockholders’ equity	437,998	154,472
Total liabilities and stockholders’ equity	$1,171,787	$734,325
_________________
(1) March 31, 2017 adjusted due to the adoption of Accounting Standards Update ("ASU") No. 2016-16, Income Taxes - Intra-Entity Transfers of Assets Other Than Inventory

 See accompanying notes to the unaudited condensed consolidated financial statements.

KEMET CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Amounts in thousands, except per share data)
(Unaudited)

	Quarters Ended December 31,		Nine-Month Periods Ended December 31,
	2017	2016	2017	2016
Net sales	$306,408	$188,029	$881,879	$560,272
Operating costs and expenses:
Cost of sales (1)	213,947	140,551	629,905	423,526
Selling, general and administrative expenses (1)	47,751	26,520	125,799	78,119
Research and development (1)	10,005	7,013	29,057	20,956
Restructuring charges (credits)	3,530	(369)	6,536	4,317
(Gain) loss on write down and disposal of long-lived assets	(902)	132	(922)	6,500
Total operating costs and expenses	274,331	173,847	790,375	533,418
Operating income (loss)	32,077	14,182	91,504	26,854
Non-operating (income) expense:
Interest income	(252)	(5)	(413)	(14)
Interest expense	7,407	9,918	25,732	29,751
Acquisition gains	(310)	—	(137,183)	—
Change in value of TOKIN option	—	(6,900)	—	3,500
Other (income) expense, net (1)	4,769	(3,052)	21,061	(5,627)
Income (loss) before income taxes and equity income (loss)	20,463	14,221	182,307	(756)
Income tax expense (benefit)	2,060	1,810	6,090	4,440
Income (loss) before equity income (loss)	18,403	12,411	176,217	(5,196)
Equity income (loss) from equity method investments	238	(133)	75,879	271
Net income (loss)	$18,641	$12,278	$252,096	$(4,925)

Net income (loss) per basic share	$0.33	$0.26	$4.91	$(0.11)

Net income (loss) per diluted share	$0.32	$0.22	$4.31	$(0.11)

Weighted-average shares outstanding:
Basic	56,778	46,606	51,340	46,469
Diluted	58,937	55,296	58,431	46,469
_________________
(1) Quarter and nine-month period ended December 31, 2016 adjusted due to the adoption of ASU No. 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost

See accompanying notes to the unaudited condensed consolidated financial statements.

KEMET CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Amounts in thousands)
(Unaudited)

	Quarters Ended December 31,		Nine-Month Periods Ended December 31,
	2017	2016	2017	2016
Net income (loss)	$18,641	$12,278	$252,096	$(4,925)
Other comprehensive income (loss):
Foreign currency translation gains (losses)	6,503	(10,773)	20,301	(17,848)
Defined benefit pension plans, net of tax impact	147	165	(6)	492
Post-retirement plan adjustments	(47)	116	(141)	31
Equity interest in TOKIN’s other comprehensive income (loss)	(5)	6,161	5,568	598
Foreign exchange contracts	(5,330)	(1,166)	(6,807)	(2,872)
Other comprehensive income (loss)	1,268	(5,497)	18,915	(19,599)
Total comprehensive income (loss)	$19,909	$6,781	$271,011	$(24,524)

See accompanying notes to the unaudited condensed consolidated financial statements.

KEMET CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Amounts in thousands)
(Unaudited)

	Nine-Month Periods Ended December 31,
	2017	2016
Net income (loss)	$252,096	$(4,925)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	36,694	27,971
Equity (income) loss from equity-method investments	(75,879)	(271)
Acquisition gains	(137,183)	—
Non-cash debt and financing costs	1,820	561
(Gain) loss on early extinguishment of debt	486	—
Stock-based compensation expense	4,837	3,471
Receivable write down	162	64
Change in value of TOKIN option	—	3,500
(Gain) loss on write down and disposal of long-lived assets	(922)	6,500
Pension and other post-retirement benefits	3,897	2,096
Change in deferred income taxes	(3,792)	819
Change in operating assets	26,296	21,459
Change in operating liabilities	(26,316)	(18,918)
Other	499	(183)
Net cash provided by (used in) operating activities	82,695	42,144
Investing activities:
Capital expenditures	(30,925)	(15,011)
Acquisitions, net of cash received	167,129	—
Proceeds from sale of assets	1,227	—
Proceeds from dividend	2,731	—
Net cash provided by (used in) investing activities	140,162	(15,011)
Financing activities:
Payments on revolving line of credit	(33,881)	—
Payments on long-term obligations	(361,625)	(2,428)
Proceeds from issuance of debt	334,978	—
Debt issuance costs	(5,002)	—
Purchase of treasury stock	—	(1,052)
Proceeds from exercise of stock warrants	8,838	—
Proceeds from exercise of stock options	5,122	69
Net cash provided by (used in) financing activities	(51,570)	(3,411)
Net increase (decrease) in cash and cash equivalents	171,287	23,722
Effect of foreign currency fluctuations on cash	3,105	(1,370)
Cash and cash equivalents at beginning of fiscal period	109,774	65,004
Cash and cash equivalents at end of fiscal period	$284,166	$87,356

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
The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. In consolidation, all significant intercompany amounts and transactions have been eliminated.  Certain prior year amounts have been reclassified to conform to current year presentation.  Net sales and operating results for the quarter and nine-month periods ended December 31, 2017 are not necessarily indicative of the results to be expected for the full year.
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
In March 2017, the FASB issued ASU No. 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. The update requires employers to report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside a subtotal of Operating income. The Company states the other components of net benefit cost within Other (income) expense, net, on its Condensed Consolidated Statements of Operations. The effective date of this update is for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted. The update requires retrospective application to all periods presented. The Company adopted this guidance in the first quarter of fiscal year 2018; the adoption of this guidance had an immaterial impact on the Company’s condensed consolidated financial statements.
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
In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230) Classification of Certain Cash Receipts and Cash Payments. The update clarifies how cash receipts and cash payments in certain transactions are presented and classified in the statement of cash flows. The effective date of this update is for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted. The update requires retrospective application to all periods presented but may be applied prospectively if retrospective application is impracticable. The Company is currently evaluating the impact of the adoption of this guidance on the Company’s consolidated financial statements.
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
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which supersedes existing accounting standards for revenue recognition and creates a single framework. The new guidance requires either a retrospective or a modified retrospective approach at adoption. Additional updates to Topic 606 issued by the FASB include the following:

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

•	ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, which clarifies the implementation guidance in a number of other areas.

•	ASU No. 2016-20, Technical Corrections and Improvements to (Topic 606): Revenue from Contracts with Customers.

•
ASU No. 2017-13, Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842): Provides additional implementation guidance on the previously issued ASU 2014-09.

•
ASU No. 2017-14, Income Statement-Reporting Comprehensive Income (Topic 220), Revenue Recognition (Topic 605), and Revenue from Contracts with Customers (Topic 606). ASU 2017-14 includes amendments to certain SEC paragraphs within the FASB Accounting Standards Codification.

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

•	Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.
Assets and liabilities measured at fair value on a recurring basis as of December 31, 2017 and March 31, 2017 are as follows (amounts in thousands):

	Carrying Value December 31,	Fair Value December 31,	Fair Value Measurement Using			Carrying Value March 31,	Fair Value March 31,	Fair Value Measurement Using
	2017	2017	Level 1	Level 2 (2)	Level 3	2017	2017	Level 1	Level 2 (2)	Level 3
Assets (Liabilities):
Money markets (1)	$81,903	$81,903	$81,903	$—	$—	$2,055	$2,055	$2,055	$—	$—
Total debt	(328,162)	(344,661)	(338,898)	(5,763)	—	(388,211)	(385,251)	(353,000)	(32,251)	—
TOKIN option, net (3)	—	—	—	—	—	(9,900)	(9,900)	—	—	(9,900)
___________________
(1) Included in the line item “Cash and cash equivalents” on the Condensed Consolidated Balance Sheets.
(2) The valuation approach used to calculate fair value was a discounted cash flow based on the borrowing rate for each respective debt facility.
(3) See Note 8, “Investment in TOKIN”, for a description of the TOKIN option, which was canceled on April 19, 2017 pursuant to the terms of the TOKIN Purchase Agreement as defined herein.  The value of the option depended on the enterprise value of TOKIN and its forecasted EBITDA over the duration of the option. The option was valued using option pricing methods in a Monte Carlo simulation.
The table below summarizes TOKIN option valuation activity using significant unobservable inputs (Level 3) (amounts in thousands):

March 31, 2017	$(9,900)
Option cancellation	9,900
December 31, 2017	$—

As discussed in Note 8, “Investment in TOKIN”, on April 19 2017 the TOKIN option was canceled pursuant to the terms of the TOKIN Purchase Agreement as defined herein.

Inventories
Inventories are stated at the lower of cost or market.  The components of inventories are as follows (amounts in thousands):

	December 31, 2017	March 31, 2017
Raw materials and supplies	$87,525	$65,750
Work in process	64,752	47,408
Finished goods	65,376	50,738
Subtotal	217,653	163,896
Inventory reserves	(16,562)	(15,941)
Inventories, net	$201,091	$147,955

Warrant
On September 11, 2017, K Equity sold the remaining portion of the Platinum Warrant to UBS Securities LLC (the “Underwriter”), in connection with the offering of 8,416,814 shares of the Company’s common stock, at an offering price of $21.57 per share. The Company filed a registration statement on Form S-3 to register the offer and resale by K Equity of the shares. The Company did not receive any of the proceeds from the sale of the shares in the Offering, but received approximately $8.8 million from the Underwriter in connection with the cash exercise of the Platinum Warrant for all 8,416,814 shares underlying the Platinum Warrant at an exercise price of $1.05 per share.
As of December 31, 2017, K Equity does not have any outstanding warrants for shares of the Company’s common stock.
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

The Company provides a limited warranty to customers that the Company’s products meet certain specifications. The warranty period is generally limited to one year, and the Company’s liability under the warranty is generally limited to a replacement of the product or refund of the purchase price of the product. Warranty costs as a percentage of net sales were less than 1.0% for the quarters and nine-month periods ended December 31, 2017 and 2016. The Company recognizes warranty costs when they are both probable and reasonably estimable.

Note 2. Acquisitions
Sale of Electro-Mechanical Business and Acquisition of Remaining Interest in TOKIN
Between February 1, 2013 and April 19, 2017, KEMET, through its wholly-owned subsidiary, KEMET Electronics Corporation (“KEC”), held a 34% economic interest in TOKIN Corporation (“TOKIN”) pursuant to a Stock Purchase Agreement (the “Stock Purchase Agreement”) by and among KEC, TOKIN and NEC Corporation (“NEC”), as calculated based on the number of common shares held by KEC, directly and indirectly, in proportion to the aggregate number of common and preferred shares of TOKIN outstanding as of such date. TOKIN was established in Japan in 1938 and is engaged in production and distribution of tantalum capacitors, transmitting communication devices, magnetic devices, piezoelectric devices and sensors. TOKIN has six manufacturing locations throughout Asia and was previously operating as a joint venture with NEC.
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
On April 19, 2017, pursuant to a stock purchase agreement (the “TOKIN Purchase Agreement”) dated February 23, 2017 between KEC and NEC, KEC completed its acquisition, subject to final purchase price adjustment, of the remaining 66% economic interest in TOKIN, and as a result, TOKIN is now a 100% owned indirect subsidiary of KEMET (the “TOKIN Acquisition”). Under the terms of the TOKIN Purchase Agreement, KEC paid NEC JPY 16.2 billion, or approximately $148.6 million (using the April 19, 2017 exchange rate of 109.007 Japanese Yen to 1.00 U.S. Dollar), for all of the outstanding shares of TOKIN it did not already own. The preliminary purchase price was comprised of JPY 6.0 billion, or approximately $55.0 million (using the April 19, 2017 exchange rate of 109.007 Japanese Yen to 1.00 U.S. Dollar) plus JPY 10.2 billion, or approximately $93.6 million, which represented one-half of the estimated excess net cash proceeds (“Excess Cash”) from the Sale of EMD. The acquisition price is subject to working capital adjustments pursuant to the EMD Master Sale and Purchase Agreement. As a result of these working capital adjustments, the acquisition price was increased by JPY 0.3 billion, or approximately $3.0 million (using the September 30, 2017 exchange rate of 112.502 Japanese Yen to 1.00 U.S. Dollar) in the second quarter of fiscal year 2018. No additional working capital adjustments were recorded in the third quarter of fiscal year 2018.
The Company believes the acquisition of TOKIN will expand KEMET’s geographic presence, combining KEMET’s presence in the western hemisphere and TOKIN’s excellent position in Asia to enhance customer reach and create an entrance into Japan for KEMET. The Company believes TOKIN’s product portfolio is a strong complement to KEMET’s existing product portfolio. KEMET believes the combination creates a leader in the combined polymer and tantalum capacitors market. The acquisition also enhances KEMET’s product diversification with entry into Electro-Magnetic Compatible components ("EMC") as well as sensors and actuators. With the increased scale, the Company anticipates optimizing costs through competitive raw materials sourcing and maximizing operating efficiencies. Consistent with expectations, the acquisition has been accretive to earnings with improvement in Net income, Adjusted EBITDA and cash flow. TOKIN’s tantalum capacitor business is included within KEMET’s Solid Capacitor segment (“Solid Capacitors”) and the remainder of TOKIN’s business formed a new reportable segment for KEMET, Electro-magnetic, Sensors & Actuators (“MSA”).

The following table shows the preliminary components of the acquisition price: (amounts in thousands):

Upfront cash consideration (1)	$148,614
Acquisition payable (2)	3,144
Indemnity asset (3)	8,500
Less: Put option (4)	(9,900)
Net consideration transferred	$150,358
_________________
(1) The upfront cash payment is comprised of JPY 6.0 billion plus one half of Excess Cash in an amount of approximately JPY 10.2 billion, approximately $55.0 million and $93.6 million (using the April 19, 2017 exchange rate of 109.007 Japanese Yen to 1.00 U.S. Dollar), respectively.
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
In accordance with ASC 805, KEMET’s previously held 34% equity interest in TOKIN and the assets acquired and the liabilities assumed have been measured at their fair values based on various preliminary estimates. The preliminary acquisition-date fair value of KEMET’s previously held 34% equity interest in TOKIN is approximately $206.0 million, which was derived from 34% of the fair value of TOKIN as of April 19, 2017 derived from the discounted cash flow method.
The following table presents the preliminary allocations of the aggregate purchase price based on the estimated fair values of the assets and liabilities (amounts in thousands):

Fair Value
Cash	$315,743
Accounts Receivable	79,295
Inventory	35,310
Other current assets	20,902
Property, Plant and equipment (1)	154,961
Intangible assets (1)(2)	33,025
Equity method investments (1)	11,128
Other assets	8,617
Current portion of long term debt	(3,225)
Accounts payable	(81,642)
Accrued expenses	(46,276)
Other non-current obligations	(103,486)
Deferred income taxes (1)	(1,419)
Total net assets acquired	$422,933
_________________
(1) Amount revised in the third quarter of fiscal year 2018; however, the values are still preliminary.
(2) Includes trade name for $8.0 million and products and relationships of $25.0 million. TOKIN’s technology, products, and relationships were valued as a grouped, composite intangible asset due to the Company’s products being dependent on the existing technology, which enabled a product portfolio that customers found appealing in selecting and designing electronic components for purchase. The trade name was valued based on the relief from royalty method and have indefinite remaining useful life. The products and relationships were valued on the excess earnings method and are amortized over 10 years.

There were $0.8 million of acquisition-related costs, which were all recognized as an expense in the line item “Selling, general and administrative expenses” on the Condensed Consolidated Statements of Operations in the nine-month period ended December 31, 2017.

The above allocation of purchase price has been prepared based on preliminary estimates; the final amounts recorded may differ materially from the information presented herein. These estimates are subject to change pending further review of the acquired business. The following components of the initial valuation are still preliminary: deferred income taxes, equity method investments, products and relationships, property plant and equipment for some locations, and management continues to assess the bargain gain in accordance with ASC 805. In the quarter ended December 31, 2017, property, plant and equipment was reduced by $4.6 million, equity method investments decreased by $1.7 million, intangible assets decreased by $0.3 million and the value of the deferred income tax liability was decreased $6.9 million due to additional adjustments made to record property, plant and equipment and equity method investments at fair value. A change in the fair value of assets acquired or liabilities assumed in the merger from those preliminary valuations presented above would result in a corresponding change in the amount of bargain purchase gain that resulted from the merger in a business combination when the fair value of net assets acquired exceeds the sum of consideration transferred and the fair value of the acquirer’s previously held interest in the acquiree. The gain is recognized immediately in earnings in accordance with U.S. GAAP.
The following table reflects the preliminary bargain purchase gain resulting from the TOKIN Acquisition (amounts in thousands):

Net consideration transferred	$150,358
Preliminary fair value of KEMET’s previously held equity interest in TOKIN (1)	205,952
Less: Preliminary fair value of net assets acquired	(422,933)
Bargain purchase gain	$(66,623)
_________________
(1) Value based in the 34% of the enterprise value determined under the discounted cash flow method.

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

	Quarters Ended December 31,		Nine-Month Periods Ended December 31,
	2017	2016	2017 (1)	2016 (2)
Pro forma revenues	$306,408	$263,260	$899,353	$785,388
Pro forma net income (loss) from continuing operations available to common stockholders	19,009	(4,484)	44,741	243,746
Pro forma earnings per common share - basic	0.33	(0.10)	0.87	5.25
Pro forma earnings per common share - diluted	0.32	(0.10)	0.77	4.51
Pro forma common shares - basic	56,778	46,606	51,340	46,469
Pro forma common shares - diluted	58,937	46,606	58,431	53,990
_________________
(1) The net income for the nine-month period ended December 31, 2017 excludes the following: 34% of the preliminary gain on sale of the EMD business of $75.2 million, the preliminary gain related to the fair value of KEMET’s previous 34% interest in TOKIN of $70.6 million, and the preliminary bargain gain on the acquisition of TOKIN of $66.6 million.
(2) The net income for the nine-month period ended December 31, 2016 includes the following: 34% of the preliminary gain on sale of the EMD business of $123.4 million (which includes the release of a valuation allowance that was recorded in the fourth quarter of fiscal year 2017 and the use of the deferred tax asset which was recorded in the first quarter of fiscal year 2018), the preliminary gain related to the fair value of KEMET’s previous 34% interest in TOKIN of $68.5 million, and the preliminary bargain gain on the acquisition of TOKIN of $64.6 million.

Note 3. Debt
A summary of debt is as follows (amounts in thousands):

	December 31, 2017	March 31, 2017
Term Loan Credit Agreement (1)	$322,540	$—
10.5% Senior Notes, net (2)	—	352,472
Revolving line of credit	—	33,881
Other (3)	5,622	1,858
Total debt	328,162	388,211
Current maturities	(20,359)	(2,000)
Total long-term debt	$307,803	$386,211
_________________
(1) Amounts shown are net of discount, bank issuance costs and other indirect issuance costs of $13.8 million and zero as of December 31, 2017 and March 31, 2017, respectively which reduce the Term Loan Credit Agreement (as defined herein) balance.
(2) Amounts shown are net of premium and debt issuance costs of zero and $0.5 million as of December 31, 2017 and March 31, 2017, respectively, which reduce the 10.5% Senior Notes balance.
(3) The amount shown is net of discount of $0.5 million at both December 31, 2017 and March 31, 2017.
The line item “Interest expense” on the Condensed Consolidated Statements of Operations for the quarters and nine-month periods ended December 31, 2017 and 2016, consists of the following (amounts in thousands):

	Quarters Ended December 31,		Nine-Month Periods Ended December 31,
	2017	2016	2017	2016
Contractual interest expense	$6,680	$9,693	$23,762	$29,091
Capitalized interest	(41)	(48)	(80)	(151)
Amortization of debt issuance costs	98	348	410	1,044
Amortization of debt (premium) discount	570	(204)	1,326	(603)
Imputed interest on acquisition-related obligations	28	39	84	120
Interest expense on capital lease	72	90	230	250
Total interest expense	$7,407	$9,918	$25,732	$29,751
10.5% Senior Notes
On April 28, 2017, the Company repurchased and retired the full outstanding balance of $353.0 million of its 10.5% Senior Notes due May 1, 2018 (the “10.5% Senior Notes”). The Company had interest payable related to the 10.5% Senior Notes included in the line item “Accrued expenses” on its Condensed Consolidated balance sheets of zero and $15.4 million as of December 31, 2017 and March 31, 2017, respectively.
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

The Company also entered into the Term Loan Security Agreement dated as of April 28, 2017 (the “Security Agreement”), by and among the Company, KEC and certain other subsidiaries of the Company and Bank of America, N.A., as collateral agent, pursuant to which the Company’s obligations under the Term Loan Credit Agreement are secured by a pledge of 65% of the outstanding voting stock of certain first-tier subsidiaries organized in Italy, Japan, Mexico and Singapore, and a second lien pledge on the collateral securing KEMET’s revolving credit facility. The obligations of the Company under the Term Loan Credit Agreement are guaranteed by certain of its subsidiaries, including KRC Trade Corporation, KEMET Services Corporation, KEMET Blue Powder Corporation and The Forest Electric Company. The Term Loans mature April 28, 2024, and may be extended in accordance with the Term Loan Credit Agreement. The Company may prepay loans under the Term Loan Credit Agreement at any time, subject to certain notice requirements and certain prepayment premiums during the first two years. Pursuant to the terms of the Term Loan Credit Agreement, the Company is required to make quarterly principal payments equal to 1.25% of the aggregate principal amount on the initial $345 million term loan. The Company made a quarterly principal payment of 1.25% or $4.3 million, during the month of December 2017.
The Company currently pays interest on the Term Loan Security Agreement on a monthly basis due to favorable LIBO rates, and as such had only three days interest payable related to the Term Loan Security Agreement included in the line item “Accrued expenses” on its Condensed Consolidated balance sheets of $0.2 million and zero as of December 31, 2017 and March 31, 2017.
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
As of December 31, 2017, there were no borrowings under the revolving line of credit, and the Company’s available borrowing capacity, which is based on factors including outstanding eligible accounts receivable, inventory and equipment collateral, under the Loan and Security Agreement was $65.1 million.
Other Debt
In January 2017, KEMET’s wholly-owned subsidiary, KEMET Electronics Portugal, S.A., received the first part of an interest free loan from the Portuguese Government in the amount of EUR 2.2 million (or $2.5 million) to be used for fixed asset purchases. In July 2017, KEMET Electronics Portugal, S.A. received the second part of the loan in the amount of EUR 277 thousand (or $325 thousand). The loan has a total term of eight years ending February 1, 2025. The loan will be repaid through semi-annual payments beginning on August 1, 2019. The first payment will be in the amount of EUR 185 thousand (or $211 thousand) beginning on August 1, 2019 and the remaining payments will be in the amount of EUR 210 thousand (or $248 thousand). Since the debt is non-interest bearing, we have recorded a debt discount in the amount of EUR 0.5 million (or $0.6 million) with an offsetting reduction to fixed assets. This discount will be amortized over the life of the loan through interest expense. If certain conditions are met, such as increased headcount, increased revenue and increased gross value added, a portion of the loan could be forgiven during fiscal year 2020.
In September 2017, TOKIN received a short term borrowing pursuant to an overdraft agreement with The 77 Bank Limited, located in Japan, in the amount of 350 million yen (or $3.1 million), at an interest rate of 0.53% (JBA TIBOR + 40 basis points). The loan is due September 2018, and the loan agreement automatically renews if both parties choose not to terminate or modify it.

Note 4. Goodwill and Intangible Assets
The following table highlights the Company’s intangible assets (amounts in thousands):

	December 31, 2017			March 31, 2017
	Carrying Amount	Accumulated Amortization	Net Amount	Carrying Amount	Accumulated Amortization	Net Amount
Indefinite Lived Intangible Assets:
Trademarks	$15,024	$—	$15,024	$7,207	$—	$7,207
Amortizing Intangibles:
Purchased technology, customer relationships and patents (2 - 21 years)	69,058	23,014	46,044	39,527	16,953	22,574
	$84,082	$23,014	$61,068	$46,734	$16,953	$29,781
For the quarters ended December 31, 2017 and 2016, amortization related to intangibles was $1.1 million and $0.5 million, respectively. For the nine-month periods ended December 31, 2017 and 2016, amortization related to intangibles was $3.4 million and $1.6 million, respectively. The weighted-average useful life of amortized intangibles was 14.1 years and 16.7 years as of December 31, 2017 and 2016, respectively. The KEMET Blue Powder patent was renewed in October 2017, and the next renewal will take place in October 2021. Estimated amortization of intangible assets for each of the next five fiscal years is $4.6 million.
The changes in the carrying amount of goodwill for the nine-month period ended December 31, 2017 are as follows (amounts in thousands):

	Corporate	Solid Capacitors	Film and Electrolytic	Total
Gross balance as of March 31, 2017
Goodwill	$4,710	$35,584	$1,092	$41,386
Accumulated impairment losses	—	—	(1,092)	(1,092)
Net balance as of March 31, 2017	$4,710	$35,584	$—	$40,294

Gross balance as of December 31, 2017
Goodwill	$4,710	$35,584	$1,092	$41,386
Accumulated impairment losses	—	—	(1,092)	(1,092)
Net balance as of December 31, 2017	$4,710	$35,584	$—	$40,294
The Company’s goodwill balance was $40.3 million at December 31, 2017 and March 31, 2017. There was no goodwill related to the MSA segment.

Note 5. (Gain) Loss on Write Down and Disposal of Long-Lived Assets
In the nine-month period ended December 31, 2017, KEMET recorded a net gain on disposal of long-lived assets of $0.9 million primarily related to the sale of equipment from KEMET Foil Manufacturing, LLC (“KFM”) which was shut down in fiscal year 2017. The gain is recorded on the Condensed Consolidated Statements of Operations line item “(Gain) loss on write down and disposal of long-lived assets”.
In the nine-month period ended December 31, 2016 KEMET recorded charges of $6.5 million which was comprised of $0.3 million of disposals of long-lived assets and $6.2 million of write downs due to the following two actions:
On August 31, 2016, KEC made the decision to shut-down operations of its wholly-owned subsidiary, KFM. Operations at KFM’s Knoxville, Tennessee plant ceased as of October 31, 2016. KFM supplied formed foil to the Company’s Film and Electrolytic segment (“Film and Electrolytic”), as well as to certain third party customers. The Company anticipated that Film and Electrolytic would achieve raw material cost savings by purchasing its formed foil from suppliers that have the advantage of lower utility costs. During the second fiscal quarter ending September 30, 2016, Film and Electrolytic recorded impairment charges totaling $4.1 million comprised of $3.0 million for the write down of property plant and equipment and $1.1 million for the write down of intangible assets. The impairment charges are recorded on the Condensed Consolidated Statements of Operations line item “(Gain) loss on write down and disposal of long-lived assets”.
Solid Capacitors initiated a plan to relocate its K-Salt operations from a leased facility to its existing Matamoros, Mexico facility. Impairment charges of approximately $2.1 million are recorded on the Condensed Consolidated Statements of Operations line item “(Gain) loss on write down and disposal of long-lived assets”.

Note 6. Restructuring Charges
KEMET’s restructuring plans are focused on making the Company more competitive by reducing excess capacity, relocating production to lower cost locations and eliminating unnecessary costs throughout the Company. Restructuring plans which include personnel reduction costs initiated during the nine-month period ended December 31, 2017 are summarized below:

•
KEMET will take a reduction in force across various overhead functions in its Simpsonville, South Carolina office as these functions are relocated to the new corporate headquarters in Fort Lauderdale, Florida. The reduction is expected to be substantially complete by March 31, 2018. Within the TOKIN legacy group, KEMET will take a reduction in force across various internal operational and overhead functions.

•
The Solid Capacitors segment will modify its vertical integration strategy by relocating its tantalum powder facility equipment from Carson City, Nevada to its existing Matamoros, Mexico plant. Severance charges and equipment relocation costs are expected to be recognized over the next seven quarters.

•	The Film and Electrolytic segment anticipates a voluntary reduction in force in its Italian operations.

These restructuring plans are summarized in the table below (amounts in thousands):

		Total expected to be incurred		Incurred during quarter ended December 31, 2017		Cumulative incurred to date
Restructuring Plan (1)	Segment	Personnel Reduction Costs	Relocation & Exit Costs	Personnel Reduction Costs	Relocation & Exit Costs	Personnel Reduction Costs	Relocation & Exit Costs
US overhead function relocation to Fort Lauderdale, FL	Corporate	$3,127	$909	$957	$—	$2,134	$909
TOKIN operational & overhead function reduction in force	MSA, Corporate, & Solid Capacitors	5,328	—	143	—	143	—
Tantalum powder facility relocation	Solid Capacitors	897	2,098	—	—	—	—
Italian operations reduction in force	Film and Electrolytic	5,000	—	2,202	—	2,202	—
(1) Restructuring charges included are not all-inclusive of the expenses aggregated in the Condensed Consolidated Statement of Operations line item "Restructuring charges."
A summary of the expenses aggregated in the Condensed Consolidated Statements of Operations line item “Restructuring charges” in the quarters and nine-month periods ended December 31, 2017 and 2016, is as follows (amounts in thousands):

	Quarters Ended December 31,		Nine-Month Periods Ended December 31,
	2017	2016	2017	2016
Personnel reduction costs	$3,278	$(215)	$4,389	$1,864
Relocation and exit costs	252	(154)	2,147	2,453
Restructuring charges	$3,530	$(369)	$6,536	$4,317
Quarter Ended December 31, 2017
The Company incurred $3.5 million in restructuring charges in the quarter ended December 31, 2017 comprised of $3.3 million in personnel reduction costs and $0.3 million in manufacturing relocation and exit costs.
The personnel reduction costs of $3.3 million are due to $2.2 million related to a voluntary reduction in force in the Film & Electrolytic segment's Italian operations; $1.0 million in U.S. headcount reductions related to the relocation of global marketing, finance and accounting, and information technology functions to the Company’s Fort Lauderdale, Florida office from Simpsonville, South Carolina; and $0.1 million in headcount reductions within the TOKIN legacy group related to a European sales reorganization.
The manufacturing relocation and exit costs of $0.3 million primarily consist of $0.1 million in expenses related to the relocation of the K-Salt operations to the existing Matamoros, Mexico plant and $0.1 million in exit costs related to the shut-down of operations for KFM in Knoxville, Tennessee.
Nine-Month Period Ended December 31, 2017
The Company incurred $6.5 million in restructuring charges in the nine-month period ended December 31, 2017 comprised of $4.4 million in personnel reduction costs and $2.1 million in manufacturing relocation and exit costs.
The personnel reduction costs of $4.4 million are due to $2.2 million related to a voluntary reduction in force in the Film & Electrolytic segment's Italian operations; $2.1 million in U.S. headcount reductions related to the relocation of global marketing, finance and accounting, and information technology functions to the Company’s Fort Lauderdale, Florida office from Simpsonville, South Carolina; and $0.1 million in headcount reductions within the TOKIN legacy group related to a European sales reorganization.
The manufacturing relocation and exit costs of $2.1 million primarily consist of $0.9 million in lease termination penalties related to the relocation of global marketing, finance and accounting, and information technology functions to the Company’s Fort Lauderdale, Florida office, $0.8 million in expenses related to the relocation of the K-Salt operations to the existing Matamoros, Mexico plant, $0.4 million in exit costs related to the shut-down of operations for KFM, and $0.1 million related to the transfer of certain Tantalum production from Simpsonville, South Carolina to Victoria, Mexico.
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
The credit to manufacturing relocation costs of $0.2 million primarily consists of a $0.3 million reduction in accrual related to contract termination costs for the shut-down of operations for KFM, partially offset by the following charges: $0.1 million related to transfers of Film and Electrolytic production lines and R&D functions to lower cost regions and $0.1 million in expenses related to the relocation of the K-Salt operations to the existing Matamoros, Mexico plant.
Nine-Month Period Ended December 31, 2016
The Company incurred $4.3 million in restructuring charges in the nine-month period ended December 31, 2016 comprised of $1.9 million in personnel reduction costs and $2.5 million in manufacturing relocation and exit costs.
The personnel reduction costs of $1.9 million consist of $0.4 million in headcount reductions related to the shut-down of operations for KFM in Knoxville, Tennessee, $0.3 million related to the consolidation of certain Solid Capacitor manufacturing in Matamoros, Mexico, $0.3 million for overhead reductions in Sweden, $0.3 million in U.S. headcount reductions related to the relocation of global marketing functions to the Company’s Fort Lauderdale, Florida office, $0.3 million related to headcount reductions in Europe (primarily Italy and Landsberg, Germany) corresponding with the relocation of certain production lines and laboratories to lower cost regions, $0.2 million related to overhead reductions as we relocated the R&D operations from Weymouth, England to Evora, Portugal, and $0.1 million in manufacturing headcount reductions related to the relocation of the K-Salt operations to the existing Matamoros, Mexico plant.
The manufacturing relocation costs of $2.5 million primarily consist of $1.9 million in expenses related to contract termination costs related to the shut-down of operations for KFM, $0.4 million related to transfers of Film and Electrolytic production lines and R&D functions to lower cost regions, $0.1 million related to the transfer of certain Tantalum production from Simpsonville, South Carolina to Victoria, Mexico and $0.1 million in expenses related to the relocation of the K-Salt operations to the existing Matamoros, Mexico plant.
Reconciliation of Restructuring Liability
A reconciliation of the beginning and ending liability balances for restructuring charges included in the line items “Accrued expenses” and “Other non-current obligations” on the Condensed Consolidated Balance Sheets for the quarters and nine-month periods ended December 31, 2017 and 2016 is as follows (amounts in thousands):

	Quarter Ended December 31, 2017		Quarter Ended December 31, 2016
	Personnel Reductions	Manufacturing Relocations	Personnel Reductions	Manufacturing Relocations
Beginning of period	$1,494	$312	$2,101	$1,982
Costs charged to expense	3,278	252	(215)	(154)
Costs paid or settled	(444)	(252)	(579)	(832)
Change in foreign exchange	49	(1)	(46)	—
End of period	$4,377	$311	$1,261	$996

	Nine-Month Period Ended December 31, 2017		Nine-Month Period Ended December 31, 2016
	Personnel Reductions	Manufacturing Relocations	Personnel Reductions	Manufacturing Relocations
Beginning of period	$999	$406	$976	$—
TOKIN opening balance	—	314	—	—
Costs charged to expense	4,389	2,147	1,864	2,453
Costs paid or settled	(1,080)	(2,553)	(1,510)	(1,457)
Change in foreign exchange	69	(3)	(69)	—
End of period	$4,377	$311	$1,261	$996

Note 7. Comprehensive Income (Loss) and Accumulated Other Comprehensive Income
Changes in Accumulated Other Comprehensive Income (Loss) (“AOCI”) for the quarters and nine-month periods ended December 31, 2017 and 2016 include the following components (amounts in thousands):

	Foreign Currency Translation (1)	Post-Retirement Benefit Plan Adjustments	Defined Benefit Pension Plans, Net of Tax (2)	Ownership Share of Equity Method Investees’ Other Comprehensive Income (Loss)	Foreign Exchange Contracts	Net Accumulated Other Comprehensive Income (Loss)
Balance at September 30, 2017 (3)	$(11,758)	$1,040	$(15,151)	$274	$1,430	$(24,165)
Other comprehensive income (loss) before reclassifications	6,503	—	—	(5)	(7,130)	(632)
Amounts reclassified out of AOCI		(47)	147	—	1,800	1,900
Other comprehensive income (loss)	6,503	(47)	147	(5)	(5,330)	1,268
Balance at December 31, 2017	$(5,255)	$993	$(15,004)	$269	$(3,900)	$(22,897)

	Foreign Currency Translation (1)	Post-Retirement Benefit Plan Adjustments	Defined Benefit Pension Plans, Net of Tax (2)	Ownership Share of Equity Method Investees’ Other Comprehensive Income (Loss)	Foreign Exchange Contracts	Net Accumulated Other Comprehensive Income (Loss)
Balance at September 30, 2016	$(17,347)	$1,029	$(14,834)	$(12,302)	$(2,073)	$(45,527)
Other comprehensive income (loss) before reclassifications	(10,773)	—	—	6,161	(2,146)	(6,758)
Amounts reclassified out of AOCI	—	116	165	—	980	1,261
Other comprehensive income (loss)	(10,773)	116	165	6,161	(1,166)	(5,497)
Balance at December 31, 2016	$(28,120)	$1,145	$(14,669)	$(6,141)	$(3,239)	$(51,024)

	Foreign Currency Translation (1)	Post-Retirement Benefit Plan Adjustments	Defined Benefit Pension Plans, Net of Tax (2)	Ownership Share of Equity Method Investees’ Other Comprehensive Income (Loss)	Foreign Exchange Contracts	Net Accumulated Other Comprehensive Income (Loss)
Balance at March 31, 2017	$(25,556)	$1,134	$(14,998)	$(5,299)	$2,907	$(41,812)
Other comprehensive income (loss) before reclassifications	20,301	—	—	5,568	(9,711)	16,158
Amounts reclassified out of AOCI	—	(141)	(6)	—	2,904	2,757
Other comprehensive income (loss)	20,301	(141)	(6)	5,568	(6,807)	18,915
Balance at December 31, 2017	$(5,255)	$993	$(15,004)	$269	$(3,900)	$(22,897)

	Foreign Currency Translation (1)	Post-Retirement Benefit Plan Adjustments	Defined Benefit Pension Plans, Net of Tax (2)	Ownership Share of Equity Method Investees’ Other Comprehensive Income (Loss)	Foreign Exchange Contracts	Net Accumulated Other Comprehensive Income (Loss)
Balance at March 31, 2016	$(10,272)	$1,114	$(15,161)	$(6,739)	$(367)	$(31,425)
Other comprehensive income (loss) before reclassifications	(17,848)	—	—	598	(6,745)	(23,995)
Amounts reclassified out of AOCI	—	31	492	—	3,873	4,396
Other comprehensive income (loss)	(17,848)	31	492	598	(2,872)	(19,599)
Balance at December 31, 2016	$(28,120)	$1,145	$(14,669)	$(6,141)	$(3,239)	$(51,024)
_________________
(1) Due primarily to the Company’s valuation allowance on deferred tax assets, there were no significant deferred tax effects associated with the cumulative currency translation gains and losses during the quarters and nine-month periods ended December 31, 2017 and 2016.
(2) Ending balance is net of tax of $2.2 million and $2.0 million as of December 31, 2017 and December 31, 2016, respectively.
(3) Foreign Currency Translation opening balance adjusted due to fair value adjustments recorded retroactively related to the TOKIN acquisition.

Note 8. Investment in TOKIN
Under the Option Agreement between KEC and NEC, from April 1, 2015 through May 31, 2018, NEC could have required KEC to purchase all outstanding capital stock of TOKIN from its stockholders, primarily NEC, provided that KEC’s payment of the Put Option price was permitted under the 10.5% Senior Notes and Loan and Security Agreement. On April 19, 2017, the Company acquired the remaining 66% economic interest in TOKIN and TOKIN became a 100% indirectly owned subsidiary of KEMET. See Note 2, “Acquisitions”, for additional information. Pursuant to the TOKIN Purchase Agreement, the Put Option was canceled. The line item “Other non-current obligations” on the Condensed Consolidated Balance Sheets included $9.9 million as of March 31, 2017 related to the fair value of the Put Option.
Summarized financial information for TOKIN follows (amounts in thousands):

	Quarter Ended December 31, 2016	19 Day Period Ended April 19, 2017	Nine-Month Period Ended December 31, 2016
Sales	$127,845	$23,649	$374,944
Gross profit	28,886	6,647	82,487
Net income (loss) (1)	1,082	247,786	5,444
_________________
(1) The significant change between the periods was due to the gain from the Sale of EMD that occurred on April 14, 2017; see the discussion in Note 2, “Acquisitions” for more information.
A reconciliation between TOKIN’s net income (loss) and KEC’s equity investment income (loss) follows (amounts in thousands):

	Quarter Ended December 31, 2016	19 Day Period Ended April 19, 2017	Nine-Month Period Ended December 31, 2016
TOKIN net income (loss)	$1,082	$247,786	$5,444
KEC’s economic interest %	34%	34%	34%
Equity income (loss) from TOKIN before adjustments	368	84,247	1,851

Adjustments:
Amortization and depreciation	(562)	(113)	(1,686)
Removal of EMD memo accounts	—	(8,981)	—
Inventory profit elimination	61	24	106
Equity income (loss) from TOKIN	$(133)	$75,177	$271
Acquired equity method investment income (loss)	$—	$240	$—
Equity income (loss) from equity method investments	$(133)	$75,417	$271
Summarized transactions between KEC and TOKIN are as follows (amounts in thousands):

	Quarter Ended December 31, 2016	19 Day Period Ended April 19, 2017	Nine-Month Period Ended December 31, 2016
KEC’s sales to TOKIN	$4,814	$727	$13,096
TOKIN’s sales to KEMET	2,350	356	6,112

Note 9. Segment and Geographic Information
The Company is organized into three segments: Solid Capacitors, Film and Electrolytics and MSA.  In prior years, the Company reported two reportable segments, Solid Capacitors and Film and Electrolytics. However, effective beginning the quarter ended June 30, 2017 and in connection with the TOKIN acquisition, TOKIN’s tantalum capacitor business is included within KEMET’s Solid Capacitors reportable segment and the remainder of TOKIN’s business became a new reportable segment, MSA. Refer to Note 2, "Acquisitions," for additional information on MSA.
The segments are responsible for their respective manufacturing sites as well as their respective research and development efforts. The Company does not allocate corporate indirect selling, general and administrative (“SG&A”) or shared Research and development (“R&D”) expenses to the segments so these expenses are recorded as a "Corporate" expense in the tables below.  Results for the first quarter of fiscal year 2018 have been reclassified to conform to the current period presentation where certain regional SG&A amounts have been allocated to certain segments, and also a portion of the allocation within the segments was allocated to costs of goods sold. These adjustments are reflected in the nine-month results included below.
Solid Capacitors
Solid Capacitors operates in eleven manufacturing sites in the United States, Mexico and Asia, and operates innovation centers in the United States and Japan. Solid Capacitors primarily produces tantalum, aluminum polymer, and ceramic capacitors which are sold globally.  Solid Capacitors also produces tantalum powder used in the production of tantalum capacitors.
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

The following table reflects each segment’s net sales, operating income (loss), depreciation and amortization expenses and sales by region for the quarters and nine-month periods ended December 31, 2017 and 2016 (amounts in thousands):

	Quarters Ended December 31,		Nine-Month Periods Ended December 31,
	2017	2016	2017	2016
Net sales:
Solid Capacitors	$195,049	$141,555	$568,435	$426,140
Film and Electrolytic	51,300	46,474	146,738	134,132
MSA	60,059	—	166,706	—
	$306,408	$188,029	$881,879	$560,272
Operating income (loss) (1),(2),(3):
Solid Capacitors	$60,991	$37,421	$170,417	$108,262
Film and Electrolytic	574	2,361	4,188	(6,117)
MSA	9,932	—	18,055	—
Corporate	(39,420)	(25,600)	(101,156)	(75,291)
	$32,077	$14,182	$91,504	$26,854
Depreciation and amortization expense:
Solid Capacitors	$6,900	$5,078	$21,490	$15,643
Film and Electrolytic	2,500	2,560	7,609	8,111
MSA	(478)	—	1,026	—
Corporate	2,203	1,457	6,569	4,217
	$11,125	$9,095	$36,694	$27,971
 __________________
(1) Quarter and nine-month period ended December 31, 2016 adjusted due to the adoption of ASU No. 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost

(2) Restructuring charges included in Operating income (loss) are as follows (amounts in thousands):

	Quarters Ended December 31,		Nine-Month Periods Ended December 31,
	2017	2016	2017	2016
Restructuring charges:
Solid Capacitors	$121	$(128)	$841	$566
Film and Electrolytic	2,309	(243)	2,574	3,421
MSA	—	—	—	—
Corporate	1,100	2	3,121	330
	$3,530	$(369)	$6,536	$4,317
(3) (Gain) loss on write down and disposal of long-lived assets included in Operating income (loss) are as follows (amounts in thousands):

	Quarters Ended December 31,		Nine-Month Periods Ended December 31,
	2017	2016	2017	2016
(Gain) loss on write down and disposal of long-lived assets:
Solid Capacitors	$21	$67	$33	$2,227
Film and Electrolytic	(990)	28	(1,153)	4,236
MSA	—	—	—	—
Corporate	67	37	198	37
	$(902)	$132	$(922)	$6,500

 __________________

	Quarters Ended December 31,		Nine-Month Periods Ended December 31,
	2017	2016	2017	2016
Sales by region:
North and South America (“Americas”)	$65,097	$54,976	$191,428	$166,858
Europe, Middle East, Africa (“EMEA”)	68,676	55,765	201,711	176,298
Japan and Korea (“JPKO”)	48,395	—	128,514	—
Asia and Pacific Rim (“APAC”)	124,240	77,288	360,226	217,116
	$306,408	$188,029	$881,879	$560,272

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
The components of net periodic benefit (income) costs relating to the Company’s pension and other postretirement benefit plans are as follows for the quarters ended December 31, 2017 and 2016 (amounts in thousands):

	Pension		Post-retirement Benefit Plan
	Quarters Ended December 31,		Quarters Ended December 31,
	2017	2016	2017	2016
Net service cost	$1,307	$347	$—	$—
Interest cost	425	358	3	1
Expected return on net assets	(501)	(94)	—	—
Amortization:
Actuarial (gain) loss	91	115	(47)	(71)
Prior service cost	20	21	—	—
Total net periodic benefit (income) costs	$1,342	$747	$(44)	$(70)
The components of net periodic benefit (income) costs relating to the Company’s pension and other postretirement benefit plans are as follows for the nine-month periods ended December 31, 2017 and 2016 (amounts in thousands):

	Pension		Post-retirement Benefit Plan
	Nine-Month Periods Ended December 31,		Nine-Month Periods Ended December 31,
	2017	2016	2017	2016
Net service cost	$3,926	$1,040	$—	$—
Interest cost	1,274	1,076	9	9
Expected return on net assets	(1,502)	(283)	—	—
Amortization:
Actuarial (gain) loss	271	345	(141)	(155)
Prior service cost	60	64	—	—
Total net periodic benefit (income) costs	$4,029	$2,242	$(132)	$(146)

In fiscal year 2018, the Company expects to contribute up to $3.3 million to the pension plans, $0.8 million of which has been contributed as of December 31, 2017.  For the postretirement benefit plan, the Company’s policy is to pay benefits as costs are incurred.

Note 11. Stock-Based Compensation
As of December 31, 2017, the KEMET Corporation Omnibus Incentive Plan (the “Incentive Plan”), which amended and restated the KEMET Corporation 2014 Amendment and Restatement of the KEMET Corporation 2011 Omnibus Equity Incentive Plan, approved by the Company’s stockholders on August 2, 2017, is the only plan the Company has to issue equity based awards to executives and key employees. Upon adoption of the Incentive Plan, no further awards were permitted to be granted under the Company’s prior plans, including the 1992 Key Employee Stock Option Plan, the 1995 Executive Stock Option Plan, and the 2004 Long-Term Equity Incentive Plan (collectively, the “Prior Plans”).
The Incentive Plan authorized the grant of up to 12.2 million shares of the Company’s Common Stock, comprised of 11.4 million shares under the Incentive Plan and 0.8 million shares remaining from the Prior Plans and authorizes the Company to provide equity-based compensation in the form of:

•	stock options, including incentive stock options, entitling the optionee to favorable tax treatment under Section 422 of the Code;

•	stock appreciation rights;

•	restricted stock and restricted stock units (“RSUs”);

•	other share-based awards; and

•	performance awards.
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

The following is the vesting schedule of RSUs under each respective LTIP, which vested during the nine-month period ended December 31, 2017 (shares in thousands):

	2017/2018	2016/2017	2015/2016
Time-based award vested	198	186	113
Performance-based award vested	—	173	102
Restricted stock activity, excluding the LTIP activity discussed above, for the nine-month period ended December 31, 2017 is as follows (amounts in thousands except fair value):

	Shares	Weighted- average Fair Value on Grant Date
Non-vested restricted stock at March 31, 2017	1,382	$4.00
Granted	608	17.56
Vested	(477)	4.35
Forfeited	(40)	6.72
Non-vested restricted stock at December 31, 2017	1,473	$9.49

The compensation expense associated with stock-based compensation for the quarters ended December 31, 2017 and 2016 is recorded on the Condensed Consolidated Statements of Operations as follows (amounts in thousands):

	Quarter Ended December 31, 2017			Quarter Ended December 31, 2016
	Stock Options	Restricted Stock	LTIPs	Stock Options	Restricted Stock	LTIPs
Cost of sales	$—	$210	$192	$3	$127	$178
Selling, general and administrative expenses	—	1,262	490	4	379	402
Research and development	—	12	40	—	5	41
Total	$—	$1,484	$722	$7	$511	$621
The compensation expense associated with stock-based compensation for the nine-month periods ended December 31, 2017 and 2016 is recorded on the Condensed Consolidated Statements of Operations as follows (amounts in thousands):

	Nine-Month Period Ended December 31, 2017			Nine-Month Period Ended December 31, 2016
	Stock Options	Restricted Stock	LTIPs	Stock Options	Restricted Stock	LTIPs
Cost of sales	$—	$549	$505	$21	$415	$557
Selling, general and administrative expenses	—	2,345	1,294	20	1,072	1,232
Research and development	—	31	113	1	15	138
Total	$—	$2,925	$1,912	$42	$1,502	$1,927

In the “Operating activities” section of the Condensed Consolidated Statements of Cash Flows, stock-based compensation expense was treated as an adjustment to Net income (loss) for the nine-month periods ended December 31, 2017, and 2016. There were 705,000 stock options exercised in the nine-month period ended December 31, 2017 and 16,000 stock options were exercised in the nine-month period ended December 31, 2016.

Note 12. Income Taxes
During the quarter ended December 31, 2017, the Company recognized $2.1 million of income tax expense, comprised of $2.8 million of income tax expense related to foreign operations and $0.7 million of federal income tax benefit. During the nine-month period ended December 31, 2017, the Company recognized $6.1 million of income tax expense, comprised of $6.5 million of income tax expense related to foreign operations, $0.5 million of federal income tax benefit and $0.1 million of state income tax expense.
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
There were no U.S. federal income tax benefit from net operating losses for the quarters and nine-month periods ended December 31, 2017 and 2016 due to a valuation allowance recorded on deferred tax assets.
Tax Cuts and Jobs Act
The Tax Cuts and Jobs Act (the “Act”) was enacted on December 22, 2017. The Act reduces the US federal corporate tax rate from 35% to 21%, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred, and creates new taxes on certain foreign-sourced earnings. The SEC issued Staff Accounting Bulletin No. 118 “Income Tax Accounting Implications of the Tax Cuts and Jobs Act” (“SAB 118”) to provide guidance to companies that are not able to complete their accounting for income tax effect of the Act in the period of enactment. SAB 118 allows registrants to record tax reform impact amounts during a measurement period. The measurement period ends when a company has obtained, prepared and analyzed the information necessary to finalize its accounting, but cannot extend beyond one year. At December 31, 2017, the Company has not completed its accounting for the tax effects of enactment of the Act; however, the Company has initially determined a $0.8 million tax benefit impact related to the US federal corporate tax rate change to its existing deferred tax balances, which is included as a component of income tax expense from continuing operations for the quarter ended December 31, 2017. The Company has not been able to make a reasonable estimate for the one-time transition tax and will continue to account for this item based on its existing accounting under ASC 740, Income Taxes.

Note 13. Basic and Diluted Net Income (Loss) Per Common Share
The following table presents basic earnings per share (“EPS”) and diluted EPS (amounts in thousands, except per share data):

	Quarters Ended December 31,		Nine-Month Periods Ended December 31,
	2017	2016	2017	2016
Numerator:
Net income (loss)	$18,641	$12,278	$252,096	$(4,925)
Denominator:
Weighted-average shares outstanding:
Basic	56,778	46,606	51,340	46,469
Assumed conversion of employee stock grants	2,159	2,122	2,384	—
Assumed conversion of warrants	—	6,568	4,707	—
Diluted	58,937	55,296	58,431	46,469

Net income (loss) per basic share	$0.33	$0.26	$4.91	$(0.11)

Net income (loss) per diluted share	$0.32	$0.22	$4.31	$(0.11)

Common stock equivalents that could potentially dilute net income (loss) per basic share in the future, but were not included in the computation of diluted earnings per share because the impact would have been anti-dilutive, are as follows (amounts in thousands):

	Quarters Ended December 31,		Nine-Month Periods Ended December 31,
	2017	2016	2017	2016
Assumed conversion of employee stock grants	164	800	134	2,760
Assumed conversion of warrants	—	—	—	5,913

Note 14: Derivatives
In fiscal year 2015, the Company began using certain derivative instruments (i.e., foreign exchange contracts) to reduce exposure to the volatility of foreign currencies impacting revenues and the costs of its products.
Certain operating expenses at the Company’s Mexican facilities are paid in Mexican Pesos. In order to hedge a portion of these forecasted cash flows, the Company purchases foreign exchange contracts, with terms generally less than twelve months, to buy Mexican Pesos for periods and amounts consistent with underlying cash flow exposures. These contracts are designated as cash flow hedges at inception and monitored for effectiveness on a routine basis. There were $69.0 million and $49.1 million in Peso contracts (notional value) outstanding at December 31, 2017 and March 31, 2017, respectively.
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
The balance sheet classifications and fair value of derivative instruments as of December 31, 2017 and March 31, 2017 are as follows (amounts in thousands):

	Fair Value of Derivative Instruments (1)
	December 31, 2017			March 31, 2017
	As Presented (1)	Offset	Gross	As Presented (1)	Offset	Gross
Prepaid and other current assets	$—	$—	$—	$2,907	$40	$2,947
Accrued expenses	(3,900)	—	(3,900)	—	(40)	(40)
	$(3,900)	$—	$(3,900)	$2,907	$—	$2,907
_________________
(1) Fair Value measured using Level 2 inputs by adjusting the market spot rate by forward points, based on the date of the contract. The spot rates and forward points used are based on an average rate from an actively traded market.
The impact on the Consolidated Statement of Operations for the quarters and nine-month periods ended December 31, 2017 and 2016 are as follows (amounts in thousands):

	Quarters Ended December 31,		Nine-Month Periods Ended December 31,
	2017	2016	2017	2016
Net Sales	$—	$—	$—	$—
Operating costs and expenses:
Cost of sales	(1,800)	(980)	(2,904)	(3,873)
Total operating costs and expenses	(1,800)	(980)	(2,904)	(3,873)
Operating income (loss)	$(1,800)	$(980)	$(2,904)	$(3,873)
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

Note 15. Concentrations of Risks
The Company sells to customers globally and, as the Company generally does not require collateral from its customers, on a monthly basis the Company evaluates customer account balances in order to assess the Company’s financial risks of collection.  One customer, TTI, Inc., an electronics distributor, accounted for over 10% of the Company’s net sales in the quarters and nine-month periods ended December 31, 2017 and 2016.  There were no accounts receivable balances from any customer exceeding 10% of gross accounts receivable as of December 31, 2017 and March 31, 2017.
Electronics distributors are an important channel in the electronics industry and accounted for 39% and 46% of the Company’s net sales in the nine-month periods ended December 31, 2017 and 2016, respectively.  As a result of the Company’s concentration of sales to electronics distributors, the Company may experience fluctuations in the Company’s operating results as electronics distributors experience fluctuations in end-market demand and/or adjust their inventory stocking levels.

Legal Update
In July 2013, TOKIN was named as one of eight defendants in two purported U.S. class action antitrust lawsuits (In Re: Lithium Ion Batteries Antitrust Litigation, 13-MD-02420-YGR, United States District Court, Northern District of California) (the “Battery Class Action Suits”) regarding the sale of lithium ion batteries brought on behalf of direct product purchasers and indirect product purchasers. On December 22, 2017, the Court granted preliminary approval to a settlement agreement by which, in consideration of the release of TOKIN and its subsidiaries from claims asserted in the Battery Class Action Suits, TOKIN agreed to pay $4.95 million to the settlement class of direct product purchasers. TOKIN paid the settlement amount on January 18, 2018. On December 12, 2017, TOKIN reached a preliminary settlement by which, in consideration of the release of TOKIN and its subsidiaries from claims asserted in the Battery Class Action Suits, TOKIN agreed to pay $2.0 million to the settlement class of indirect product purchasers. The settlement with indirect product purchasers is subject to execution of a definitive agreement and court approval.
Beginning in March 2014, TOKIN and certain of its subsidiaries received inquiries, requests for information and other communications from government authorities in China, the United States, the European Commission, Japan, South Korea, Taiwan, Singapore and Brazil concerning alleged anti-competitive activities within the capacitor industry.
On September 2, 2015, the United States Department of Justice announced a plea agreement with TOKIN in which TOKIN agreed to plead guilty to a one-count felony charge of unreasonable restraint of interstate and foreign trade and commerce in violation of Section 1 of the Sherman Act, and to pay a criminal fine of $13.8 million. The plea agreement was approved by the United States District Court, Northern District of California, on January 21, 2016. The fine is payable over five years in six installments of $2.3 million each, plus accrued interest. The first three payments were made in February 2016, January 2017 and January 2018, while the next payment is due in January 2019.
On December 9, 2015, the Taiwan Fair Trade Commission (“TFTC”) publicly announced that TOKIN would be fined 1,218.2 million New Taiwan dollars (“NTD”) (approximately U.S. $40.8 million) for violations of the Taiwan Fair Trade Act. Subsequently, the TFTC has reduced the fine to NTD609.1 million (approximately U.S. $20.4 million). In February 2016, TOKIN commenced an administrative suit in Taiwan, challenging the validity of the amount of the fine.
On March 29, 2016, the Japan Fair Trade Commission published an order by which TOKIN was fined ¥127.2 million (approximately U.S. $1.1 million) for violation of the Japanese Antimonopoly Act. Payment of the fine was made on October 31, 2016.
On July 15, 2016, TOKIN entered into definitive settlement agreements in two antitrust suits filed with the United States District Court, Northern District of California as In re: Capacitors Antitrust Litigation, No. 3:14-cv-03264-JD (the “Capacitor Class Action Suits”). Pursuant to the terms of the settlement, in consideration of the release of TOKIN and its subsidiaries (including TOKIN America, Inc.) from claims asserted in the Capacitor Class Action Suits, TOKIN will pay an aggregate $37.3 million to a settlement class of direct purchasers of capacitors and a settlement class of indirect purchasers of capacitors. Each of the respective class payments is payable in five installments, two of which were paid on or before the respective due dates of July 29, 2016 and 2017, the next two of which are due each year thereafter on the anniversary of the initial payment, and the final payment is due by December 31, 2019.
On July 27, 2016, Brazil’s Administrative Council for Economic Defense approved a cease and desist agreement with TOKIN in which TOKIN made a financial contribution of Brazilian Real 0.6 million (approximately U.S. $0.2 million) to Brazil’s Fund for Defense of Diffuse Rights.
The remaining governmental investigations are continuing at various stages. As of December 31, 2017, TOKIN’s accrual for antitrust and civil litigation claims totaled $84.3 million which is stated in the following line items, “Account payable” ($10.1 million), “Accrued expenses” ($38.1 million) and “Other non-current obligations” ($36.1 million) on the Condensed Consolidated Balance Sheets. This amount includes the best estimate of losses which may result from the ongoing antitrust investigations, civil litigation and claims. However, the actual outcomes could differ from what has been accrued. Additionally, under the terms of the TOKIN Purchase Agreement, TOKIN will be responsible for defending all suits, paying all expenses and satisfying all judgments to the extent arising out of or related the capacitor antitrust investigations and related litigation described above.

Note 16. Subsequent Events
On January 29, 2018, KEC entered into a joint venture agreement (the “Agreement”) with Jianghai (Nantong) Film Capacitor Co., Ltd (“Jianghai Film”), a subsidiary of Nantong Jianghai Capacitor Co., Ltd (“Jianghai”) for the formation of KEMET Jianghai Electronic Components Co. Ltd., a limited liability company located in Nantong, China.
KEMET Jianghai Electronic Components will manufacture axial electrolytic capacitors and (H)EV Film DC brick capacitors, for distribution through the KEMET and Jianghai sales channels. KEC and Jianghai Film will each provide initial capital contributions of $5 million through a combination of cash and manufacturing equipment, and will be equally represented on the joint venture’s board of directors.
Additionally, KEC has invested in the Series-D round of funding of Novasentis, a leading developer of film-based haptic actuators. Novasentis makes the world’s thinnest, electro mechanical polymer-based actuators that provide rich haptic feedback for a variety of applications including AR/VR and Wearables. Novasentis supplies its “smart” film and KEMET applies its expertise in manufacturing film capacitors to the development and commercial production of the actuators. KEC will now be represented on Novasentis’ board of directors.

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
Factors that may cause actual outcomes and results to differ materially from those expressed in, or implied by, these forward-looking statements include, but are not necessarily limited to, the following: (i) adverse economic conditions could impact our ability to realize operating plans if the demand for our products declines, and such conditions could adversely affect our liquidity and ability to continue to operate and cause a write down of long-lived assets or goodwill; (ii) an increase in the cost or a decrease in the availability of our principal or single-sourced purchased raw materials; (iii) changes in the competitive environment; (iv) uncertainty of the timing of customer product qualifications in heavily regulated industries; (v) economic, political, or regulatory changes in the countries in which we operate; (vi) difficulties, delays or unexpected costs in completing the restructuring plans; (vii) acquisitions and other strategic transactions expose us to a variety of risks; (viii) acquisition of TOKIN may not achieve all of the anticipated results; (ix) our business could be negatively impacted by increased regulatory scrutiny and litigation; (x) difficulties associated with retaining, attracting and training effective employees and management; (xi) the need to develop innovative products to maintain customer relationships and offset potential price erosion in older products; (xii) exposure to claims alleging product defects; (xiii) the impact of laws and regulations that apply to our business, including those relating to environmental matters and cyber security; (xiv) the impact of international laws relating to trade, export controls and foreign corrupt practices; (xv) changes impacting international trade and corporate tax provisions related to the global manufacturing and sales of our products may have an adverse effect on our financial condition and results of operations; (xvi) volatility of financial and credit markets affecting our access to capital; (xvii) the need to reduce the total costs of our products to remain competitive; (xviii) potential limitation on the use of net operating losses to offset possible future taxable income; (xix) restrictions in our debt agreements that could limit our flexibility in operating our business; (xx) disruption to our information technology systems to function properly or control unauthorized access to our systems may cause business disruptions; (xxi) fluctuation in distributor sales could adversely affect our results of operations; and (xxii) earthquakes and other natural disasters could disrupt our operations and have a material adverse effect on our financial condition and results of operations.
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
KEMET’s capacitor product lines consist of over 5 million distinct part configurations distinguished by various attributes, such as dielectric (or insulating) material, configuration, encapsulation, capacitance level and tolerance, voltage, operating temperature, performance characteristics and packaging. Because most of our customers have multiple capacitance requirements, often within each of their products, our broad product offering allows us to meet the majority of their needs independent of application and end use.
KEMET operates twenty-four production facilities in Europe, North America, and Asia, and employs approximately 14,900 employees worldwide. Commodity manufacturing has been substantially relocated to our lower-cost manufacturing facilities in Mexico, China and parts of Europe. Production remaining in the United States focuses primarily on early-stage manufacturing of new products and specialty products for which customers are predominantly located in North America.
Our products are sold into a wide range of different end markets, including computing, industrial, telecommunications, transportation, consumer, defense and healthcare across all geographic regions. No single end market industry accounted for more than 30% of net sales although, one customer, a distributor, accounted for more than 10% of net sales in the nine-month period ended December 31, 2017.  During the nine-month period ended December 31, 2017 we introduced 13,865 new products of which 741 were first to market. In addition, we continue to focus on specialty products which accounted for 42% of our revenue over this period.
We believe the long-term demand for capacitors will grow on a regional and global basis due to a variety of factors, including increasing demand for and complexity of electronic products, increasing automotive electronic content, growing demand for technology in emerging markets and the ongoing development of new solutions for energy generation and conservation.
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
We are organized into three segments: Solid Capacitor segment (“Solid Capacitors”), Film and Electrolytic segment (“Film and Electrolytic”) and Electro-magnetic, Sensors & Actuators (“MSA”).  Prior to the TOKIN Acquisition we reported two reportable segments, Solid Capacitors and Film and Electrolytic. However, in connection with the TOKIN Acquisition and effective beginning the quarter ended June 30, 2017, TOKIN’s tantalum capacitor business is included within KEMET’s Solid Capacitors reportable segment and the remainder of TOKIN’s business formed the new reportable segment for KEMET, MSA.
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
Recent Developments and Trends
The following items are reflected in the financial statements for the quarter and nine-month periods ended December 31, 2017:
Tax Cuts and Jobs Act
The Tax Cuts and Jobs Act was enacted on December 22, 2017. The Act reduces the US federal corporate tax rate from 35% to 21%, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred, and creates new taxes on certain foreign-sourced earnings. The SEC issued Staff Accounting Bulletin No. 118 “Income Tax Accounting Implications of the Tax Cuts and Jobs Act” (“SAB 118”) to provide guidance to companies that are not able to complete their accounting for income tax effect of the Act in the period of enactment. SAB 118 allows registrants to record tax reform impact amounts during a measurement period. The measurement period ends when a company has obtained, prepared and analyzed the information necessary to finalize its accounting, but cannot extend beyond one year. At December 31, 2017, we have not completed our accounting for the tax effects of enactment of the Act; however, we have initially determined a $0.8 million tax benefit impact related to the US federal corporate tax rate change to our existing deferred tax balances, which is included as a component of income tax expense from continuing operations for the quarter ended December 31, 2017. The Company has not been able to make a reasonable estimate for the one-time transition tax and will continue to account for this item based on its existing accounting under ASC 740, Income Taxes.
Restructuring
KEMET will take a reduction in force across various overhead functions in it's Simpsonville, South Carolina office as these functions are relocated to the new corporate headquarters in Fort Lauderdale, Florida. The reduction is expected to be substantially complete by March 31, 2018. Within the TOKIN legacy group KEMET will take a reduction in force across various internal operational and overhead functions. The reduction is expected to result in savings of approximately $9.2 million per year beginning in fiscal 2019 and be complete by June 30, 2019.
Solid Capacitors will modify its vertical integration strategy by relocating its tantalum powder facility equipment from Carson City, Nevada to its existing Matamoros, Mexico plant. The relocation is expected to result in operating cost savings of approximately $0.8 million, $2.3 million, and $3.1 million in fiscal years 2019, 2020, and 2021, respectively. Severance charges and equipment relocation costs are expected to be recognized over the next seven quarters.

Film and Electrolytic will take a voluntary reduction in force in its Italian operations. Cost savings are expected to begin in March 2018 and are expected to be approximately $1.0 million beginning in fiscal year 2019 growing to $2.4 million in fiscal year 2021.
These restructuring plans are summarized in the table below (amounts in thousands):

		Total expected to be incurred		Incurred during quarter ended December 31, 2017		Cumulative incurred to date
Restructuring Plan	Segment	Personnel Reduction Costs	Relocation & Exit Costs	Personnel Reduction Costs	Relocation & Exit Costs	Personnel Reduction Costs	Relocation & Exit Costs
US overhead function relocation to Fort Lauderdale, FL	Corporate	$3,127	$909	$957	$—	$2,134	$909
TOKIN operational & overhead function reduction in force	MSA, Corporate, & Solid Capacitors	$5,328	$—	$143	$—	$143	$—
Tantalum powder facility relocation	Solid Capacitors	$897	$2,098	$—	$—	$—	$—
Italian operations reduction in force	Film and Electrolytic	$5,000	$—	$2,202	$—	$2,202	$—
Warrant
On September 11, 2017, K Equity sold the remaining portion of the Platinum Warrant to UBS Securities LLC (the “Underwriter”), in connection with the offering of 8,416,814 shares of the Company’s common stock, at an offering price of $21.57 per share. The Company filed a registration statement on Form S-3 to register the offer and resale by K Equity of these shares. The Company received approximately $8.8 million from the Underwriter in connection with the cash exercise of the Platinum Warrant for all 8,416,814 shares underlying the Platinum Warrant at an exercise price of $1.05 per share.
As of December 31, 2017, K Equity does not have any outstanding warrants for shares of the Company’s common stock.
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
As part of the acquisition, KEMET recorded acquisition gains totaling $137.2 million consisting of the following: a preliminary gain of $70.6 million to mark its thirty-four percent interest in TOKIN to fair value and a $66.6 million preliminary gain on the acquisition of TOKIN for the quarter ended December 31, 2017. The Company continues to evaluate the calculation of acquisition related gains and, as such, these preliminary numbers may change in the future.
We believe the acquisition of TOKIN will expand KEMET’s geographic presence, combining KEMET’s presence in the western hemisphere and TOKIN’s excellent position in Asia to enhance customer reach and create an entrance into Japan for KEMET. We believe TOKIN’s product portfolio is a strong complement to KEMET’s existing product portfolio. KEMET believes the combination creates a leader in the combined polymer and tantalum capacitors market. The acquisition also enhances KEMET’s product diversification with entry into EMC and sensors. With the increased scale, the Company anticipates optimizing costs through competitive raw materials sourcing and maximizing operating efficiencies. Consistent with expectations, the acquisition has been accretive to earnings with improvement in Adjusted EBITDA and cash flow. Effective beginning the quarter ended June 30, 2017, TOKIN’s tantalum capacitor business was incorporated into KEMET’s Solid Capacitors reportable segment and the remainder of TOKIN’s business formed the new reportable segment for KEMET, MSA.
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
In connection with the closing of the new Term Loan Credit Agreement, KEC also entered into Amendment No. 9 to Loan and Security Agreement, Waiver and Consent, dated as of April 28, 2017 (the “Loan Amendment”), which increases the revolving credit facility amount to $75.0 million and provides KEC with lower applicable interest rate margins and the ability to complete the refinancing. As part of the overall refinancing, KEC also repaid all amounts outstanding under the Loan Amendment.
Please see Note 3, “Debt” to our consolidated financial statements for additional information.
Outlook
For the fourth quarter of fiscal year 2018, we expect net sales to be within the $300 million to $310 million range, gross margin as a percentage of net sales is expected to be between 27.5% and 28.5%, SG&A expenses are expected to be between $40.0 million and $42.0 million, R&D expenses are expected to be approximately $9.2 million to $9.8 million and income taxes are forecasted to be between $3.2 million and $3.8 million. We expect to spend in the range of $19 million to $30 million in capital expenditures for the fourth quarter of fiscal year 2018 and $50 to $60 million for the full fiscal year 2018.

CONDENSED CONSOLIDATED RESULTS OF OPERATIONS
Consolidated Comparison of the Quarter Ended December 31, 2017 with the Quarter Ended December 31, 2016
The following table sets forth the Condensed Consolidated Statements of Operations for the periods indicated (amounts in thousands):

	Quarters Ended December 31,
	2017	% to Total Sales	2016	% to Total Sales
Net sales	$306,408		$188,029
Gross margin (1)	92,461	30.2%	47,478	25.3%
Selling, general and administrative expenses (1)	47,751	15.6%	26,520	14.1%
Research and development (1)	10,005	3.3%	7,013	3.7%
Restructuring charges	3,530	1.2%	(369)	(0.2)%
(Gain) loss on write down and disposal of long-lived assets	(902)	(0.3)%	132	0.1%
Operating income (loss)	32,077	10.5%	14,182	7.5%

Interest income	(252)	(0.1)%	(5)	n.m.
Interest expense	7,407	2.4%	9,918	5.3%
Acquisition gains	(310)	(0.1)%	—	n.m.
Change in value of TOKIN option	—	n.m.	(6,900)	(3.7)%
Other (income) expense, net (1)	4,769	1.6%	(3,052)	(1.6)%
Income (loss) from continuing operations before income taxes and equity income (loss) from equity method investments	20,463	6.7%	14,221	7.6%
Income tax expense (benefit)	2,060	0.7%	1,810	1.0%
Income (loss) from continuing operations before equity income (loss) from equity method investments	18,403	6.0%	12,411	6.6%
Equity income (loss) from equity method investments	238	0.1%	(133)	(0.1)%
Net income (loss)	$18,641	6.1%	$12,278	6.5%
n.m. - not meaningful
_________________
(1) Quarter ended December 31, 2016 adjusted due to the adoption of ASU No. 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost
Net Sales
Net sales for the quarter ended December 31, 2017 of $306.4 million increased $118.4 million or 63.0% from $188.0 million for the quarter ended December 31, 2016. Solid Capacitor net sales increased $53.5 million, Film and Electrolytic net sales increased $4.8 million, and net sales for our new segment MSA were $60.1 million for the quarter ended December 31, 2017. Prior to the TOKIN acquisition on April 19, 2017, the Company did not have any MSA sales.
The increase in Solid Capacitors net sales was primarily driven by the addition of $36.2 million in net sales related to the TOKIN acquisition, an increase in sales in the legacy distributor products of $25.2 million, and to a lesser degree an increase in sales to the EMS ("Electronics Manufacturing Services") channel for Ceramics. The increase in legacy distributor and Ceramic EMS channel sales was somewhat offset by a decrease in sales to the original equipment manufacturers (“OEMs”) channel across all regions for legacy Tantalum products. Included in the net sales increase was a favorable impact of $1.9 million from foreign currency exchange due to the change in the value of the Euro compared to the U.S. dollar.
For Film and Electrolytic, the increase in net sales was primarily driven by increased net sales in the distributor channel across all regions of $4.3 million, which includes $2.4 million of foreign currency exchange, and to a lesser degree an increase in the OEM channel of the EMEA region and EMS in all regions. There was a favorable impact of $2.4 million from foreign currency exchange due primarily to the change in the value of the Euro compared to the U.S. dollar.

The following table reflects the percentage of net sales by region for the quarters ended December 31, 2017 and 2016:

	Quarters Ended December 31,
	2017	2016
North America and South America (“Americas”)	21%	29%
Europe, Middle East, Africa (“EMEA”)	22%	30%
Japan and Korea ("JPKO")	16%	—%
Asia and Pacific Rim (“APAC”)	41%	41%
	100%	100%
The following table reflects the percentage of net sales by channel for the quarters ended December 31, 2017 and 2016; the significant increase in percentage of net sales in the OEM channel is attributable to the impact of the TOKIN acquisition:

	Quarters Ended December 31,
	2017	2016
Distributor	39%	46%
EMS	13%	21%
OEM	48%	33%
	100%	100%
Gross Margin
Gross margin for the quarter ended December 31, 2017 of $92.5 million (30.2% of net sales) increased $45.0 million or 94.7% from $47.5 million (25.3% of net sales) for the quarter ended December 31, 2016, and gross margin as a percentage of net sales improved 490 basis points. Solid Capacitors gross margin increased $28.0 million, or 64.9%, primarily driven by an increase in net sales as well as from continued variable margin improvement due to our restructuring activities, vertical integration, the favorable foreign currency impact on manufacturing costs, and manufacturing process improvements resulting from cost reduction activities. Film and Electrolytic gross margin remained unchanged. MSA gross margin was $16.9 million for the quarter ended December 31, 2017.
Selling, General and Administrative Expenses (“SG&A”)
SG&A expenses of $47.8 million (15.6% of net sales) for the quarter ended December 31, 2017 increased $21.2 million or 80.1% from $26.5 million (14.1% of net sales) for the quarter ended December 31, 2016. The increase was attributable primarily to $12.4 million in selling, general and administrative expenses incurred by TOKIN for the quarter ended December 31, 2017. In addition, the increase corresponds with a $6.1 million increase in payroll-related expenses and benefits, $2.8 million in rent expense, information technology consulting, and software lease expenses, $1.0 million in increased training and travel and $0.3 million in professional fees. These increases were partially offset by a $1.7 million decrease in ERP integration and technology transition costs.
Research and Development (“R&D”)
R&D expenses of $10.0 million (3.3% of net sales) for the quarter ended December 31, 2017 increased $3.0 million or 42.7% compared to $7.0 million (3.7% of net sales) for the quarter ended December 31, 2016. The increase was primarily related to $2.5 million in R&D expenses incurred by TOKIN for the quarter ended December 31, 2017 and $0.7 million related to increased payroll-related expenses and benefits.
Restructuring Charges
Restructuring charges of $3.5 million for the quarter ended December 31, 2017 increased $3.9 million from restructuring credits of $0.4 million for the quarter ended December 31, 2016.
We incurred $3.5 million in restructuring charges in the quarter ended December 31, 2017 including $3.3 million in personnel reduction costs and $0.3 million manufacturing relocation and exit costs. The personnel reduction costs of $3.3 million are due to $2.2 million related to a voluntary reduction in force in the Film & Electrolytic segment's Italian operations; $1.0 million in U.S. headcount reductions related to the relocation of global marketing, finance and accounting, and information technology functions to the Company’s Fort Lauderdale, Florida office from Simpsonville, South Carolina; and $0.1 million in headcount reductions within the TOKIN legacy group related to a European sales reorganization.
The manufacturing relocation and exit costs of $0.3 million primarily consist of $0.1 million in expenses related to the relocation of the K-Salt operations to the existing Matamoros, Mexico plant and $0.1 million in exit costs related to the shut-down of operations for KFM in Knoxville, Tennessee.
We recognized a $0.4 million credit to restructuring charges in the quarter ended December 31, 2016 comprised of a $0.2 million credit to personnel reduction costs and a $0.2 million credit to manufacturing relocation and exit costs. The credit to personnel reduction costs of $0.2 million is due to natural attrition in Matamoros, Mexico resulting in a reduction in the severance accrual. The credit to manufacturing relocation costs of $0.2 million consists of a $0.3 million reduction in accrual related to contract termination costs related to the shut-down of operations for KFM partially offset by the following charges: $0.1 million related to transfers of Film and Electrolytic production lines and R&D functions to lower cost regions and $0.1 million in expenses related to the relocation of the K-Salt operations to the existing Matamoros, Mexico plant.
(Gain) loss on write down and disposal of long-lived assets
In the quarter ended December 31, 2017, KEMET recorded a net gain on disposal of long-lived assets of $0.9 million primarily related to the sale of equipment from KEMET Foil Manufacturing, LLC (“KFM”) which was shut down in fiscal year 2017.
Operating Income (Loss)
Operating income of $32.1 million for the quarter ended December 31, 2017 improved $17.9 million from operating income of $14.2 million for the quarter ended December 31, 2016.  The improvement was primarily attributable to a $45.0 million improvement in gross margin and a $1.0 million favorable impact from (gain) loss on write down and disposal of long-lived assets. These improvements to operating income were partially offset by a $21.2 million increase in SG&A expenses, a $3.9 million increase in restructuring charges and a $3.0 million increase in R&D expenses.
Non-Operating (Income) Expense, Net
Non-operating (income) expense was a net expense of $11.6 million for the quarter ended December 31, 2017 compared to net income of $39 thousand for the quarter ended December 31, 2016. The $11.7 million increase in expense is primarily attributable to $6.9 million of income related to the TOKIN Option recorded during the quarter ended December 31, 2016 compared to no income in the quarter ended December 31, 2017, a $4.9 million net unfavorable change in foreign currency exchange gain/(loss), which was primarily due to the change in the value of the Euro, Japanese Yen, Thai Baht, Chinese Yuan Renminbi, and Great Britain Pound compared to the U.S. dollar; and $2.6 million in litigation related accruals. These increases in expense were partially offset by a $2.8 million decrease in net interest and amortization expense under the new Term Loan and Credit Agreement as compared with net interest and amortization expense under the Senior Notes.
Income Taxes
Income tax expense of $2.1 million for the quarter ended December 31, 2017 increased $0.3 million compared to income tax expense of $1.8 million for the quarter ended December 31, 2016. Income tax expense of $2.1 million for the quarter ended December 31, 2017 was comprised of $2.8 million of income tax expense related to foreign operations and $0.7 million of federal income tax benefit. Income tax expense of $1.8 million for the quarter ended December 31, 2016 was comprised of $1.7 million of income tax expense related to foreign operations and $0.1 million of state income tax expense.
There was no U.S. federal income tax benefit from net operating losses for the quarters ended December 31, 2017 and 2016 due to a valuation allowance recorded on deferred tax assets.

Segment Comparison of the Quarter Ended December 31, 2017 with the Quarter Ended December 31, 2016
The following table reflects each segment’s net sales and operating income (loss), for the quarters ended December 31, 2017 and 2016 (amounts in thousands):

	Quarters Ended December 31,
	2017	2016
Net sales:
Solid Capacitors	$195,049	$141,555
Film and Electrolytic	51,300	46,474
MSA	60,059	—
Total	$306,408	$188,029
Operating income (loss):
Solid Capacitors (1)	$60,991	$37,421
Film and Electrolytic (1)	574	2,361
MSA	9,932	—
Corporate (1)	(39,420)	(25,600)
Total	$32,077	$14,182
_________________
(1) Quarter ended December 31, 2016 adjusted due to the adoption of ASU No. 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost

Solid Capacitors
The following table sets forth net sales, operating income (loss), and operating income (loss) as a percentage of net sales for our Solid Capacitors segment for the quarters ended December 31, 2017 and 2016 (amounts in thousands, except percentages):

	Quarters Ended December 31,
	2017		2016
	Amount	% to Net Sales	Amount	% to Net Sales
Tantalum product line net sales	$126,625		$86,266
Ceramic product line net sales	68,424		55,289
Solid Capacitors net sales	$195,049		$141,555
Solid Capacitors operating income (loss)	$60,991	31.3%	$37,421	26.4%
Net Sales
Solid Capacitors net sales of $195.0 million for the quarter ended December 31, 2017 increased $53.5 million or 37.8% from $141.6 million for the quarter ended December 31, 2016. The increase in net sales was primarily driven by the addition of $36.2 million in net sales related to the TOKIN acquisition, an increase in sales in the legacy distributor products of $25.2 million, and to a lesser degree an increase in sales to the EMS ("Electronics Manufacturing Services") channel for Ceramics. The increase in legacy distributor and Ceramic EMS channel sales was somewhat offset by a decrease in sales to the original equipment manufacturers (“OEMs”) channel across all regions for legacy Tantalum products. Included in the net sales increase was a favorable impact of $1.9 million from foreign currency exchange due to the change in the value of the Euro compared to the U.S. dollar.

Segment Operating Income (Loss)
Segment operating income of $61.0 million for the quarter ended December 31, 2017 improved $23.6 million or 63.0% from $37.4 million in the quarter ended December 31, 2016. The increase in operating income is primarily a result of a $28.0 million improvement in gross margin. TOKIN contributed $13.1 million in additional gross margin during the quarter ended December 31, 2017. Legacy KEMET gross margin increased $14.9 million or 34.5%, primarily driven by an increase in net sales and continued variable margin improvement due to our restructuring activities, vertical integration, the favorable foreign currency impact on manufacturing costs, and manufacturing process improvements as a result of our cost reduction activities. Partially offsetting these improvements was a $2.6 million increase in SG&A, a $1.7 million increase in R&D expenses, and a $0.2 million increase in restructuring charges for the quarter ended December 31, 2017 compared to the quarter ended December 31, 2016 primarily due to the TOKIN acquisition.
Film and Electrolytic
The following table sets forth net sales, operating income (loss), and operating income (loss) as a percentage of net sales for our Film and Electrolytic segment for the quarters ended December 31, 2017 and 2016 (amounts in thousands, except percentages):

	Quarters Ended December 31,
	2017		2016
	Amount	% to Net Sales	Amount	% to Net Sales
Net sales	$51,300		$46,474
Operating income (loss)	574	1.1%	2,361	5.1%
Net Sales
Film and Electrolytic net sales of $51.3 million for the quarter ended December 31, 2017 increased $4.8 million or 10.4% from $46.5 million for the quarter ended December 31, 2016. The increase in net sales was primarily driven by increased net sales in the distributor channel across all regions of $4.3 million, which includes $2.4 million of foreign currency exchange, and to a lesser degree an increase in the OEM channel of the EMEA region and EMS in all regions. There was a favorable impact of $2.4 million from foreign currency exchange due primarily to the change in the value of the Euro compared to the U.S. dollar.
Segment Operating Income (Loss)
Segment operating income of $0.6 million for the quarter ended December 31, 2017 declined $1.8 million from segment operating income of $2.4 million in the quarter ended December 31, 2016. The decrease in segment operating income (loss) was driven by a $2.6 million increase in restructuring charges, a $0.2 million increase in SG&A expenses and a $0.1 million increase in R&D expenses. Partially offsetting these cost increases was a $1.0 million improvement in (gain) loss on write down and disposal of long-lived assets during the quarter ended December 31, 2017 compared to the quarter ended December 31, 2016.
Electro-magnetic, Sensors & Actuators
The following table sets forth net sales, operating income (loss), and operating income (loss) as a percentage of net sales for our MSA segment for the quarter ended December 31, 2017 (amounts in thousands, except percentages). MSA is a new segment which is comprised of electro magnetically compatible materials and components, piezo materials and actuators and various types of sensors acquired in connection with the TOKIN acquisition on April 19, 2017:

	Quarter Ended December 31, 2017
	Amount	% to Net Sales
Net sales	$60,059
Operating income (loss)	9,932	16.5%
Net Sales
MSA had net sales of $60.1 million for the quarter ended December 31, 2017. All sales are from the newly acquired TOKIN business.

Segment Operating Income (Loss)
Segment operating income was $9.9 million for the quarter ended December 31, 2017. All activity is from the newly acquired TOKIN business.

Consolidated Comparison of the Nine-Month Period Ended December 31, 2017 with the Nine-Month Period Ended December 31, 2016
The following table sets forth the Condensed Consolidated Statements of Operations for the nine-month periods ended December 31, 2017 and 2016 (amounts in thousands):

	Nine-Month Periods Ended December 31,
	2017	% to Total Sales	2016	% to Total Sales
Net sales	$881,879		$560,272
Gross margin (1)	251,974	28.6%	136,746	24.4%
Selling, general and administrative expenses (1)	125,799	14.3%	78,119	13.9%
Research and development (1)	29,057	3.3%	20,956	3.7%
Restructuring charges	6,536	0.7%	4,317	0.8%
(Gain) loss on write down and disposal of long-lived assets	(922)	(0.1)%	6,500	1.2%
Operating income (loss)	91,504	10.4%	26,854	4.8%

Interest income	(413)	n.m.	(14)	n.m.
Interest expense	25,732	2.9%	29,751	5.3%
Acquisition Gains	(137,183)	(15.6)%	—	n.m.
Change in value of TOKIN option	—	n.m.	3,500	0.6%
Other (income) expense, net (1)	21,061	2.4%	(5,627)	(1.0)%
Income (loss) from continuing operations before income taxes and equity income (loss) from equity method investments	182,307	20.7%	(756)	(0.1)%
Income tax expense (benefit)	6,090	0.7%	4,440	0.8%
Income (loss) from continuing operations before equity income (loss) from equity method investments	176,217	20.0%	(5,196)	(0.9)%
Equity income (loss) from equity method investments	75,879	8.6%	271	n.m.
Net income (loss)	$252,096	28.6%	$(4,925)	(0.9)%
 n.m. - not meaningful
_________________
(1) Nine-month period ended December 31, 2016 adjusted due to the adoption of ASU No. 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost

Net Sales
Net sales of $881.9 million for the nine-month period ended December 31, 2017 increased $321.6 million or 57.4% from $560.3 million for the nine-month period ended December 31, 2016. Solid Capacitor net sales increased $142.3 million, Film and Electrolytic net sales increased $12.6 million, and net sales for our new segment MSA were $166.7 million. Prior to the TOKIN acquisition on April 19, 2017, the Company did not have any MSA sales.
The increase in Solid Capacitors net sales was primarily driven by the addition of revenue of $98.3 million resulting from the TOKIN acquisition, an increase in sales to the legacy products distributor channel revenue of $57.2 million, and to a lesser degree an increase in sales in the EMS channel across all regions for legacy Ceramic products as well as an increase in sales in the OEM channel for legacy Ceramic products in the EMEA and APAC regions. These increases were partially offset by a decrease in sales in the OEM channel for legacy Tantalum products across all regions. In addition, Solid Capacitor net sales were favorably impacted by $2.2 million from foreign currency exchange due to the change in the value of the Euro compared to the U.S. dollar.
The increase in Film and Electrolytic net sales was driven primarily by increased net sales in the distributor channel across the APAC and EMEA regions of $9.4 million, and to a lesser degree an increase in sales in the OEM channel of the EMEA region and the EMS channel across all regions. In addition, there was a favorable impact of $2.7 million from foreign currency exchange primarily due to the change in the value of the Euro compared to the U.S. dollar.
The following table reflects the percentage of net sales by region for the nine-month periods ended December 31, 2017 and 2016: the significant increase in the percentage of net sales in the OEM channel is attributable to the impact of the TOKIN acquisition:

	Nine-Month Periods Ended December 31,
	2017	2016
Americas	22%	30%
EMEA	23%	31%
JPKO	15%	—%
APAC	40%	39%
	100%	100%

The following table reflects the percentage of net sales by channel for the nine-month periods ended December 31, 2017 and 2016:

	Nine-Month Periods Ended December 31,
	2017	2016
Distributor	39%	46%
EMS	14%	21%
OEM	47%	33%
	100%	100%

Gross Margin
Gross margin of $252.0 million (28.6% of net sales) for the nine-month period ended December 31, 2017 increased $115.2 million or 84.3% from $136.7 million (24.4% of net sales) for the nine-month period ended December 31, 2016 and gross margin as a percentage of net sales improved 420 basis points. Solid Capacitors gross margin increased $71.6 million, or 55.8%. Film and Electrolytic gross margin increased $4.5 million, or 53.8% due to an increase in net sales and favorable shift in product mix. MSA gross margin was $39.2 million for the nine-month period ended December 31, 2017.
Selling, General and Administrative Expenses
SG&A expenses of $125.8 million (14.3% of net sales) for the nine-month period ended December 31, 2017 increased $47.7 million or 61.0% compared to $78.1 million (13.9% of net sales) for the nine-month period ended December 31, 2016. The increase was attributable primarily to $32.9 million in SG&A expenses incurred by TOKIN for the nine-month period ended December 31, 2017. In addition, the increase was related to $11.9 million in increased payroll-related expenses and benefits; a $5.4 million increase in rent and office related expenses; a $1.4 million increase in professional fees; and a $1.6 million increase in travel related expenses. These increases were partially offset by a $5.2 million decrease in ERP integration and technology transition costs and a $0.6 million decrease in legal expenses.
Research and Development
R&D expenses of $29.1 million (3.3% of net sales) for the nine-month period ended December 31, 2017 increased $8.1 million or 38.7% compared to $21.0 million (3.7% of net sales) for the nine-month period ended December 31, 2016. The increase was primarily related to $7.1 million in R&D expenses incurred by TOKIN for the nine-month period ended December 31, 2017 and $1.8 million in increased payroll-related expenses. These increases were partially offset by an $0.8 million decrease in direct materials and development expenses.

Restructuring Charges
Restructuring charges of $6.5 million for the nine-month period ended December 31, 2017 increased $2.2 million or 51.4% from $4.3 million for the nine-month period ended December 31, 2016.
We incurred $6.5 million in restructuring charges in the nine-month period ended December 31, 2017 comprised of $4.4 million in personnel reduction costs and $2.1 million in manufacturing relocation and exit costs. The personnel reduction costs of $4.4 million are due to $2.2 million related to a voluntary reduction in force in the Film & Electrolytic segment's Italian operations; $2.1 million in U.S. headcount reductions related to the relocation of global marketing, finance and accounting, and information technology functions to the Company’s Fort Lauderdale, Florida office from Simpsonville, South Carolina; and $0.1 million in headcount reductions within the TOKIN legacy group related to a European sales reorganization. The manufacturing relocation and exit costs of $2.1 million primarily consist of $0.9 million in lease termination penalties related to the relocation of global marketing, finance and accounting, and information technology functions to the Company’s Fort Lauderdale, Florida office, $0.8 million in expenses related to the relocation of the K-Salt operations to the existing Matamoros, Mexico plant, $0.4 million in exit costs related to the shut-down of operations for KFM, and $0.1 million related to the transfer of certain Tantalum production from Simpsonville, South Carolina to Victoria, Mexico.
We incurred $4.3 million in restructuring charges in the nine-month period ended December 31, 2016 comprised of $1.9 million in personnel reduction costs and $2.5 million in manufacturing relocation and exit costs. The personnel reduction costs of $1.9 million consist of $0.4 million in headcount reductions related to the shut-down of operations for KFM in Knoxville, Tennessee, $0.3 million related to the consolidation of certain Solid Capacitor manufacturing in Matamoros, Mexico, $0.3 million for overhead reductions in Sweden, $0.3 million in U.S. headcount reductions related to the relocation of global marketing functions to the Company’s Fort Lauderdale, Florida office, $0.3 million related to headcount reductions in Europe (primarily Italy and Landsberg, Germany) corresponding with the relocation of certain production lines and laboratories to lower cost regions, $0.2 million related to overhead reductions as we relocated the R&D operations from Weymouth, England to Evora, Portugal, and $0.1 million in manufacturing headcount reductions related to the relocation of the K-Salt operations to the existing Matamoros, Mexico plant. The manufacturing relocation costs of $2.5 million primarily consist of $1.9 million in expenses related to contract termination costs related to the shut-down of operations for KFM, $0.4 million related to transfers of Film and Electrolytic production lines and R&D functions to lower cost regions, $0.1 million related to the transfer of certain Tantalum production from Simpsonville, South Carolina to Victoria, Mexico and $0.1 million in expenses related to the relocation of the K-Salt operations to the existing Matamoros, Mexico plant.
(Gain) loss on write down and disposal of long-lived assets
In the nine-month period ended December 31, 2017, KEMET recorded a net gain on disposal of long-lived assets of $0.9 million primarily related to the sale of equipment from KFM which was shut down in fiscal year 2017.
In the nine-month period ended December 31, 2016 we recorded charges of $6.5 million which was comprised of $0.3 million of disposals of long-lived assets and $6.2 million of write downs due to the following two actions:
KEC made the decision to shut down operations of its wholly-owned subsidiary, KFM. Operations at KFM’s Knoxville, Tennessee plant ceased as of October 31, 2016. During the second fiscal quarter ending September 30, 2016, Film and Electrolytic recorded impairment charges totaling $4.1 million which were comprised of $3.0 million for the write down of property plant and equipment and $1.1 million for the write down of intangible assets.
Solid Capacitors initiated a plan to relocate its K-Salt operations from a leased facility to its existing Matamoros, Mexico facility which resulted in impairment charges of approximately $2.1 million.
Operating Income (Loss)
Operating income of $91.5 million for the nine-month period ended December 31, 2017 improved $64.7 million from operating income of $26.9 million for the nine-month period ended December 31, 2016. The improvement was primarily attributable to a $115.2 million improvement in gross margin and a $7.4 million favorable impact from (gain) loss on write down and disposal of long-lived assets. These improvements to operating income were partially offset by a $47.7 million increase in SG&A expense, a $8.1 million increase in R&D expenses, and a $2.2 million increase in restructuring charges.
Non-Operating (Income) Expense, Net
Non-operating (income) expense, net improved to income of $90.8 million for the nine-month period ended December 31, 2017, compared to an expense of $27.6 million for the nine-month period ended December 31, 2016. The $118.4 million change is primarily due to the recognition of a $137.2 million gain on acquisition in the nine-month period ended December 31, 2017, $4.4 million in decreased net interest and amortization expense under the new Term Loan and Credit Agreement for the nine-month period ended December 31, 2017 as compared with net interest and amortization expense under the Senior Notes for the nine-month period ended December 31, 2016, and an expense of $3.5 million related to the TOKIN Option recorded during the nine-month period ended December 31, 2016 compared to no expense in the nine-month period ended December 31, 2017. Partially offsetting these favorable changes were the following unfavorable changes: a $14.4 million net unfavorable change in foreign currency exchange gain/(loss), which was primarily due to the change in the value of the Euro, Japanese Yen, Thai Baht, Chinese Yuan Renminbi, and Great Britain Pound compared to the U.S. dollar; $10.5 million in antitrust litigation fines recorded in the nine-month period ended December 31, 2017, and $0.8 million in integration expenses incurred by TOKIN.
Income Taxes
Income tax expense of $6.1 million for the nine-month period ended December 31, 2017 increased $1.7 million compared to income tax expense of $4.4 million for the nine-month period ended December 31, 2016. Income tax expense of $6.1 million for the nine-month period ended December 31, 2017 was comprised of $6.5 million of income tax expense related to foreign operations, $0.5 million of federal income tax benefit and $0.1 million of state income tax expense. Income tax expense of $4.4 million for the nine-month period ended December 31, 2016 was comprised of $4.3 million of income tax expense related to foreign operations and $0.1 million of state income tax expense.
There was no U.S. federal income tax benefit from net operating losses for the nine-month periods ended December 31, 2017 and 2016 due to a valuation allowance on deferred tax assets.
Equity Income (Loss) from Equity Method Investments
Equity income related to our 34% economic interest in TOKIN increased by $75.6 million to equity income of $75.9 million for the nine-month period ended December 31, 2017 compared to equity income of $0.3 million for the nine-month period ended December 31, 2016. The change was primarily due to equity income of $84.2 million related to our 34% economic interest in TOKIN for the 19 day period ended April 19, 2017 which included the gain on the sale of the EMD business. Offsetting this favorable item was a $9.0 million removal of the balance of the cost basis of the portion of equity investment related to the EMD division which was established at the time of initial acquisition of 34% of TOKIN.

Segment Comparison of the Nine-Month Period Ended December 31, 2017 with the Nine-Month Period Ended December 31, 2016
Results for the first quarter of fiscal year 2018 have been reclassified to conform to the current period presentation where certain regional SG&A amounts have been allocated to the impacted segments. These adjustments are reflected in the nine-month results included below. The following table reflects each segment’s net sales and operating income (loss) for the nine-month periods ended December 31, 2017 and 2016 (amounts in thousands):

	Nine-Month Periods Ended December 31,
	2017	2016
Net sales:
Solid Capacitors	$568,435	$426,140
Film and Electrolytic	146,738	134,132
MSA	166,706	—
Total	$881,879	$560,272
Operating income (loss):
Solid Capacitors (1)	$170,417	$108,262
Film and Electrolytic (1)	4,188	(6,117)
MSA	18,055	—
Corporate (1)	(101,156)	(75,291)
Total	$91,504	$26,854
_________________
(1) Nine-Month Period Ended December 31, 2016 adjusted due to the adoption of ASU No. 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost

Solid Capacitors
The following table sets forth net sales, operating income and operating income as a percentage of net sales for our Solid Capacitors segment for the nine-month periods ended December 31, 2017 and 2016 (amounts in thousands, except percentages):

	Nine-Month Periods Ended December 31,
	2017		2016
	Amount	% to Net Sales	Amount	% to Net Sales
Tantalum product line net sales	$368,479		$252,451
Ceramic product line net sales	199,956		173,689
Solid Capacitors net sales	$568,435		$426,140
Solid Capacitors operating income (loss)	$170,417	30.0%	$108,262	25.4%
Net Sales
Solid Capacitors net sales of $568.4 million for the nine-month period ended December 31, 2017 increased $142.3 million or 33.4% from $426.1 million for the nine-month period ended December 31, 2016. The increase in net sales was primarily driven by the addition of revenue of $98.3 million resulting from the TOKIN acquisition, an increase in sales to the legacy products distributor channel revenue of $57.2 million, and to a lesser degree an increase in sales in the EMS channel across all regions for legacy Ceramic products as well as an increase in sales in the OEM channel for legacy Ceramic products in the EMEA and APAC regions. These increases were partially offset by a decrease in sales in the OEM channel for legacy Tantalum products across all regions. In addition, Solid Capacitor net sales were favorably impacted by $2.2 million from foreign currency exchange due to the change in the value of the Euro compared to the U.S. dollar.
Segment Operating Income (Loss)
Segment operating income of $170.4 million for the nine-month period ended December 31, 2017 increased $62.2 million or 57.4% from $108.3 million for the nine-month period ended December 31, 2016. The increase in operating income was attributable primarily to an increase in gross margin of $71.6 million. TOKIN contributed $33.5 million in additional gross margin during the nine-month period ended December 31, 2017. Legacy KEMET gross margin increased $37.7 million, or 29.4%, primarily driven by an increase in net sales, cost improvements in vertical integration, favorable foreign currency impact to manufacturing costs, and manufacturing process improvements resulting from cost reduction activities. In addition, there was a $2.2 million improvement in (gain) loss on write down and disposal of long-lived assets. Partially offsetting these improvements were a $7.7 million increase in SG&A, a $3.7 million increase in R&D expenses, and a $0.3 million increase in restructuring charges.
Film and Electrolytic
The following table sets forth net sales, operating income (loss) and operating income (loss) as a percentage of net sales for our Film and Electrolytic segment for the nine-month periods ended December 31, 2017 and 2016 (amounts in thousands, except percentages):

	Nine-Month Periods Ended December 31,
	2017		2016
	Amount	% to Net Sales	Amount	% to Net Sales
Net sales	$146,738		$134,132
Operating income (loss)	4,188	2.9%	(6,117)	(4.6)%

Net Sales
Film and Electrolytic net sales of $146.7 million for the nine-month period ended December 31, 2017 increased $12.6 million or 9.4% from $134.1 million for the nine-month period ended December 31, 2016. The increase in net sales was primarily driven by increased net sales in the distributor channel across the APAC and EMEA regions of $9.4 million, and to a lesser degree an increase in sales in the OEM channel of the EMEA region and the EMS channel across all regions. In addition, there was a favorable impact of $2.7 million from foreign currency exchange primarily due to the change in the value of the Euro compared to the U.S. dollar.

Segment Operating Income (Loss)
Segment operating income of $4.2 million for the nine-month period ended December 31, 2017 increased $10.3 million from segment operating loss of $6.1 million for the nine-month period ended December 31, 2016.  The increase was primarily attributable to a $4.5 million increase in gross margin driven by higher net sales as well as the benefit of the completed restructuring actions. The increase was also attributable to a $5.4 million improvement in (gain) loss on write down and disposal of long-lived assets, a $0.8 million decrease in restructuring charges, and a $0.2 million decrease in R&D expenses. These improvements were partially offset by a $0.7 million increase in SG&A charges.
Electro-magnetic, Sensors & Actuators
The following table sets forth net sales, operating income (loss), and operating income (loss) as a percentage of net sales for our MSA segment for the nine-month period ended December 31, 2017 (amounts in thousands, except percentages). MSA is a new segment which is comprised of electro magnetically compatible materials and components, piezo materials and actuators and various types of sensors acquired in connection with the TOKIN acquisition on April 19, 2017:

	Nine-Month Periods Ended December 31,
	2017
	Amount	% to Net Sales
Net sales	$166,706
Operating income (loss)	18,055	10.8%

Net Sales
MSA had net sales of $166.7 million for the nine-month period ended December 31, 2017. All sales are from the newly acquired TOKIN business.
Segment Operating Income (Loss)
Segment operating income was $18.1 million for the nine-month period ended December 31, 2017. All activity is from the newly acquired TOKIN business.

Liquidity and Capital Resources
Our liquidity needs arise from working capital requirements, capital expenditures, acquisitions, principal and interest payments on debt, and costs associated with the implementation of our restructuring plans. Historically, our cash needs have been met by cash flows from operations, borrowings under our loan agreements, and existing cash balances.
10.5% Senior Notes
On April 28, 2017, the Company repurchased and retired the full outstanding balance of $353.0 million of its 10.5% Senior Notes due May 1, 2018 (the “10.5% Senior Notes”). The Company had interest payable related to the 10.5% Senior Notes included in the line item “Accrued expenses” on its Condensed Consolidated balance sheets of zero and $15.4 million as of December 31, 2017 and March 31, 2017, respectively.
Term Loan Credit Agreement
On April 28, 2017, KEMET entered into a Term Loan Credit Agreement (the “Term Loan Credit Agreement”) by and among the Company, KEC (together with the Company, the “Borrowers”), Bank of America, N.A. as the Administrative Agent and Collateral Agent, Merrill Lynch, Pierce, Fenner & Smith Incorporated, as sole lead arranger and bookrunner and various other lenders thereto from time to time. The Term Loan Credit Agreement provides for a $345 million term loan facility. In addition, the Borrowers may request incremental term loan commitments in an aggregate amount not to exceed $50 million (together with the initial $345 million term loan, the “Term Loans”). The proceeds were used, together with cash on hand, to fund the redemption of all of KEMET’s outstanding 10.5% Senior Notes, which were also called for redemption on April 28, 2017. The Term Loans were made with an original issue discount of 300 bps. At the Company’s election, the Term Loans may be made as either Base Rate Term Loans or LIBO Rate Term Loans (each as defined in the Term Loan Credit Agreement). The applicable margin for term loans is 5.0% for Base Rate Term Loans and 6.0% for LIBO Rate Term Loans. All LIBO Rate Term Loans are subject to a pre-margin floor of 1.0%. The Term Loan Credit Agreement contains customary covenants and events of default. The Company also entered into the Term Loan Security Agreement dated as of April 28, 2017 (the “Security

Agreement”), by and among the Company, KEC and certain other subsidiaries of the Company, and Bank of America, N.A., as collateral agent, pursuant to which the Company’s obligations under the Term Loan Credit Agreement are secured by a pledge of 65% of the outstanding voting stock of certain first-tier subsidiaries organized in Italy, Japan, Mexico and Singapore, and a second lien pledge on the collateral securing KEMET’s revolving credit facility. The obligations of the Company under the Term Loan Credit Agreement are guaranteed by certain of its subsidiaries, including KRC Trade Corporation, KEMET Services Corporation, KEMET Blue Powder Corporation and The Forest Electric Company. The Term Loans mature April 28, 2024, and may be extended in accordance with the Term Loan Credit Agreement. The Company may prepay loans under the Term Loan Credit Agreement at any time, subject to certain notice requirements and certain prepayment premiums during the first two years. On a quarterly basis the Company must repay 1.25% of the aggregate principal amount of the initial $345 million term loan, or $4.3 million; payments began on September 29, 2017.
The Company currently pays interest on the Term Loan Security Agreement on a monthly basis due to favorable LIBO rates, and as such had only three days interest payable related to the Term Loan Security Agreement included in the line item “Accrued expenses” on its Condensed Consolidated balance sheets of $0.2 million and no as of December 31, 2017 and March 31, 2017.
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
As of December 31, 2017, there were no borrowings under the revolving line of credit, and the Company’s available borrowing capacity, which is based on factors including outstanding eligible accounts receivable, inventory and equipment collateral, under the Loan and Security Agreement was $65.1 million.
Short-Term Liquidity
Cash and cash equivalents as of December 31, 2017 of $284.2 million increased $174.4 million from $109.8 million as of March 31, 2017. Our net working capital (current assets less current liabilities) as of December 31, 2017 was $397.5 million compared to $248.9 million as of March 31, 2017, with the increase primarily driven by cash holdings of TOKIN. Cash and cash equivalents held by our foreign subsidiaries totaled $187.4 million and $35.0 million at December 31, 2017 and March 31, 2017, respectively, with the increase primarily driven by cash holdings of TOKIN. Our operating income outside the U.S. is no longer deemed to be permanently reinvested in foreign jurisdictions. As a result, we set up a deferred tax liability as of March 31, 2015 on the undistributed foreign earnings which was offset by a reduction in the valuation allowance on our deferred tax assets. However, we currently do not intend nor foresee a need to repatriate cash and cash equivalents held by foreign subsidiaries. If these funds are needed for our operations in the U.S., we may be required to accrue U.S. withholding taxes on the distributed foreign earnings.
Based on our current operating plans, we believe domestic cash and cash equivalents, including expected cash generated from operations, are sufficient to fund our operating requirements for at least the next twelve months, including $27.0 million in interest payments, $17.3 million in debt principal payments, $50 to $60 million in expected capital expenditures and $4.7 million in restructuring payments. As of December 31, 2017, our borrowing capacity, which is based on factors including outstanding eligible accounts receivable, inventory and equipment collateral, under the revolving line of credit was $65.1 million. The revolving line of credit expires on April 28, 2022.
Cash and cash equivalents increased $174.4 million for the nine-month period ended December 31, 2017, as compared to an increase of $22.4 million during the nine-month period ended December 31, 2016.

The following table provides a summary of cash flows for the periods presented (amounts in thousands):

	Nine-Month Periods Ended December 31,
	2017	2016
Net cash provided by (used in) operating activities	$82,695	$42,144
Net cash provided by (used in) investing activities	140,162	(15,011)
Net cash provided by (used in) financing activities	(51,570)	(3,411)
Effect of foreign currency fluctuations on cash	3,105	(1,370)
Net increase (decrease) in cash and cash equivalents	$174,392	$22,352
Operating
Cash provided by operating activities during the nine-month period ended December 31, 2017 of $82.7 million increased $40.6 million compared to cash provided by operating activities of $42.1 million in the nine-month period ended December 31, 2016. Contributing to the positive changes in cash was a $43.1 million increase in operating cash flows led by an improvement in net income (loss) net of the following non-cash income statement items: depreciation and amortization, change in value of TOKIN options, (income) loss from equity-method investments, acquisition gains, non-cash debt and financing costs, stock-based compensation expense, receivable write down, write down and disposals of long-lived assets, pension and other post-retirement benefits, and deferred income taxes for the nine-month period ended December 31, 2017 compared to the nine-month period ended December 31, 2016.
Also contributing to the positive changes in cash was a $4.8 million increase in cash from operating assets, excluding foreign currency exchange, comprised of the following:

•
In the nine-month period ended December 31, 2017, a decrease in accounts receivable generated $33.1 million in cash, compared to the nine-month period ended December 31, 2016, during which a decrease in accounts receivable generated $9.9 million in cash. The primary reason for the change in accounts receivable is due to the timing of customer receipts.

•
In the nine-month period ended December 31, 2017, a decrease in prepaid expenses and other assets generated $8.5 million in cash, compared to the nine-month period ended December 31, 2016, during which a decrease in prepaid expenses and other assets generated $1.3 million in cash.

•
Offsetting these improvements, in the nine-month period ended December 31, 2017, an increase in inventory used $15.3 million in cash, compared to the nine-month period ended December 31, 2016, during which a decrease in inventory generated $10.2 million in cash. The primary reason for the change in inventory is increased customer demand.

      Offsetting the positive changes in cash was a $7.4 million decrease in cash from operating liabilities, excluding foreign currency exchange, comprised of the following:

•
In the nine-month period ended December 31, 2017, a decrease in accounts payable used $19.9 million in cash, compared to the nine-month period ended December 31, 2016, during which a decrease in accounts payable used $2.3 million in cash. The primary reason for the change in accounts payable is due to the timing of supplier payments.

•
In the nine-month period ended December 31, 2017, a decrease in accrued expenses used $10.3 million in cash, compared to the nine-month period ended December 31, 2016, during which a decrease in accrued expenses used $17.1 million in cash. The primary reason for the change in accrued expenses is driven by the reduction in interest payable related to the Term Loan Agreement, at LIBO + 600 bps, paid monthly, compared to the 10.5% Senior Notes, paid semiannually.

•
Offsetting these uses of cash, in the nine-month period ended December 31, 2017, an increase in accrued income taxes generated $3.9 million in cash, compared to the nine-month period ended December 31, 2016, during which an increase in accrued expenses generated $0.5 million in cash.

Investing
Cash provided by investing activities during the nine-month period ended December 31, 2017 of $140.2 million reflects a $155.2 million increase compared to cash used in investing activities of $15.0 million in the nine-month period ended December 31, 2016. The increase is primarily related to the acquisition of TOKIN, net of cash received, of $167.1 million in positive cash flow in the nine-month period ended December 31, 2017 compared to no acquisitions in the nine-month period ended December 31, 2016. Additionally, we had proceeds from sale of assets of $1.2 million in the nine-month period ended December 31, 2017 and no proceeds from the sale of assets in the nine-month period ended December 31, 2016. Finally, we had proceeds from dividends of $2.7 million in the nine-month period ended December 31, 2017 and no proceeds from dividends in the nine-month period ended December 31, 2016.
Offsetting these improvements, during the nine-month period ended December 31, 2017, we made capital expenditures of $30.9 million primarily related to expanding capacity at our manufacturing facilities in Mexico, Portugal, China, Thailand and Japan, as well as information technology projects in Simpsonville, South Carolina. In comparison, during the nine-month period ended December 31, 2016, we made capital expenditures of $15.0 million, primarily related to expanding capacity at our manufacturing facilities in Mexico, Italy, Portugal, and China.
Financing
Cash used in financing activities during the nine-month period ended December 31, 2017 of $51.6 million reflects a $48.2 million change from cash used in financing activities of $3.4 million in the nine-month period ended December 31, 2016. During the nine-month period ended December 31, 2017, we used $353.0 million to repay the remaining outstanding balance of our 10.5% Senior Notes, $33.9 million to repay the remaining outstanding balance of the revolving line of credit, and received $329.7 million in proceeds from the Term Loan Credit Agreement, net of discount, bank issuance costs and other indirect issuance costs. Additionally, we made two quarterly payments of $4.3 million on the Term Loan Credit Agreement for a total of $8.6 million, and received proceeds on an interest free loan from the Portuguese Government of $0.3 million. Finally, proceeds from the exercise of stock warrants and stock options generated $8.8 million and $5.1 million in cash, respectively.
In comparison, during the nine-month period ended December 31, 2016, we used $1.9 million to retire $2.0 million face value of our 10.5% Senior Notes, $1.1 million for the purchase of treasury stock related to shares withheld to pay taxes due upon the vesting of restricted stock, and $0.6 million for payment of other long-term obligations.
Commitments
With the exception of the items noted below, our commitments have not materially changed from those disclosed in the Company’s 2017 Annual Report as updated by our quarterly reports. Due to an increase in anti-trust fines and settlements in fiscal year 2018, an update to our contractual obligations is as follows (amounts in thousands):

		Payment Due by Period
Contractual obligations	Total	Year 1 (1)	Years 2 - 3	Years 4 - 5	More than 5 years
Anti-trust fines and settlements	$84,331	$48,223	$25,597	$10,511	$—
_________________
(1) This amount includes the total of approximately $31.3 million included in the line item “Accrued expenses” on the Condensed Consolidated Balance Sheets as of December 31, 2017, however the timing of the payment is to be determined.

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
The following table provides reconciliation from U.S. GAAP Gross margin to Non-U.S. GAAP Adjusted gross margin (amounts in thousands, except percentages):

	Quarters Ended December 31,		Nine-Month Periods Ended December 31,
	2017	2016	2017	2016
Net sales	$306,408	$188,029	$881,879	$560,272
Cost of sales (1)	213,947	140,551	629,905	423,526
Gross margin (U.S. GAAP)	$92,461	$47,478	$251,974	$136,746
Gross margin as a % of net sales	30.2%	25.3%	28.6%	24.4%
Adjustments:
Plant start-up costs	—	—	—	427
Stock-based compensation expense	402	308	1,054	993
Adjusted gross margin (non-GAAP)	$92,863	$47,786	$253,028	$138,166
Adjusted gross margin as a % of net sales	30.3%	25.4%	28.7%	24.7%
________________
(1) Quarter and nine-month period ended December 31, 2016 adjusted due to the adoption of ASU No. 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost

The following table provides reconciliation from U.S. GAAP Operating income (loss) to non-U.S. GAAP Adjusted operating income (loss) (amounts in thousands):

	Quarters Ended December 31,		Nine-Month Periods Ended December 31,
	2017	2016	2017	2016
Operating income (loss) (U.S. GAAP) (1)	$32,077	$14,182	$91,504	$26,854
Adjustments:
Restructuring charges	3,530	(369)	6,536	4,317
ERP integration/IT transition costs	—	1,734	—	5,285
Stock-based compensation expense	2,206	1,139	4,837	3,471
Legal expenses/fines related to antitrust class actions	1,482	293	4,998	2,234
TOKIN investment-related expenses	—	204	—	604
Plant start-up costs	—	—	—	427
(Gain) loss on write down and disposal of long-lived assets	(902)	132	(922)	6,500
Adjusted operating income (loss) (non-U.S. GAAP)	$38,393	$17,315	$106,953	$49,692
________________
(1) Quarter and nine-month period ended December 31, 2016 adjusted due to the adoption of ASU No. 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost

The following table provides reconciliation from U.S. GAAP Net income (loss) to non-U.S. GAAP Adjusted net income (loss) (amounts in thousands):

	Quarters Ended December 31,		Nine-Month Periods Ended December 31,
	2017	2016	2017	2016
Net income (loss) (U.S. GAAP)	$18,641	$12,278	$252,096	$(4,925)
Adjustments:
Acquisition gains	(310)	—	(137,183)	—
Restructuring charges	3,530	(369)	6,536	4,317
ERP integration/IT transition costs	—	1,734	—	5,285
Stock-based compensation expense	2,206	1,139	4,837	3,471
Change in value of TOKIN option	—	(6,900)	—	3,500
Legal expenses/fines related to antitrust class actions	4,073	293	15,541	2,234
Gain (loss) on early extinguishment of debt	—	—	486	—
Net foreign exchange (gain) loss	2,239	(2,621)	9,173	(5,265)
TOKIN investment-related expenses	—	204	—	604
Amortization included in interest expense	696	183	1,820	561
Equity (income) loss from equity method investments	(238)	133	(75,879)	(271)
Plant start-up costs	—	—	—	427
(Gain) loss on write down and disposal of long-lived assets	(902)	132	(922)	6,500
Income tax effect of non-U.S. GAAP adjustments (1)	667	(396)	(186)	(367)
Adjusted net income (loss) (non-U.S. GAAP)	$30,602	$5,810	$76,319	$16,071
________________
(1) The income tax effect of the excluded items is calculated by applying the applicable jurisdictional income tax rate, considering the deferred tax valuation for each applicable jurisdiction.

The following table provides reconciliation from U.S. GAAP Net income (loss) to non-U.S. GAAP Adjusted EBITDA (amounts in thousands):

	Quarters Ended December 31,		Nine-Month Periods Ended December 31,
	2017	2016	2017	2016
Net income (loss) (U.S. GAAP)	$18,641	$12,278	$252,096	$(4,925)
Adjustments:
Interest expense (income), net	7,155	9,913	25,319	29,737
Income tax expense (benefit)	2,060	1,810	6,090	4,440
Depreciation and amortization	11,125	9,095	36,694	27,971
Acquisition gains	(310)	—	(137,183)	—
Restructuring charges	3,530	(369)	6,536	4,317
ERP integration/IT transition costs	—	1,734	—	5,285
Change in value of TOKIN option	—	(6,900)	—	3,500
Stock-based compensation expense	2,206	1,139	4,837	3,471
Legal expenses/fines related to antitrust class actions	4,073	293	15,541	2,234
Net foreign exchange (gain) loss	2,239	(2,621)	9,173	(5,265)
TOKIN investment-related expenses	—	204	—	604
Equity (income) loss from equity method investments	(238)	133	(75,879)	(271)
Gain (loss) on early extinguishment of debt	—	—	486	—
Plant start-up costs	—	—	—	427
(Gain) loss on write down and disposal of long-lived assets	(902)	132	(922)	6,500
Adjusted EBITDA (non-U.S. GAAP)	$49,579	$26,841	$142,788	$78,025
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

To evaluate the impact of foreign currency exchange rate changes on net income (loss), we used the following assumptions: All exchange rates change in the same direction at the same time, relative to the U.S dollar, and we included the TOKIN acquisition. Under these assumptions, an increase or decrease of 10 percent in foreign currency exchange rates would result in an estimated annual change in net income of $27.5 million and net loss of $29.4 million, respectively.
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
To evaluate the impact of price changes in precious metals on net income (loss) we used the following assumptions: the selling prices of our products would not be impacted, all the precious metals change in the same direction at the same time, we do not have commitment contracts in place, and we included the TOKIN acquisition. Under these assumptions, a 10 percent increase or decrease in the cost of precious metals would result in approximately $10.4 million of increase or decrease to our annual net income (loss). We believe this risk is partially mitigated through our vertical integration efforts.
Other than the items noted above, there have been no material changes regarding the Company’s market risk position from the information included in the Company’s 2017 Annual Report.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of December 31, 2017, an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer.  Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in its reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There has been no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended December 31, 2017 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
In the first quarter of 2017, the Company acquired TOKIN (see Note 2, “Acquisitions”). As of the date of this Quarterly Report, we are in the process of further integrating the acquired operations into our overall internal controls over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings
“Item 3. Legal Proceedings” of our 2017 Annual Report includes a discussion of our legal proceedings.  For an update on certain legal matters see Note 15, “Concentrations of Risks.” Except for certain developments concerning TOKIN as described in Note 15, “Concentrations of Risks,” there have been no material changes from the Company’s legal proceedings described in our 2017 Annual Report. In addition, KEMET and KEC were named as defendants in a complaint filed on January 9, 2018, Digi-Key Corporation v. AVX Corporation et. al., in the Norther District of California, which alleges the same violations and seeks the same relief as the U.S. Class Action Complaint described in our 2017 Annual Report.
Item 1A. Risk Factors
There have been no material changes in our risk factors from those disclosed in Part I, Item 1A Risk Factors, of the Company’s 2017 Annual Report.
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
We did not sell any of our equity securities during the nine-month period ended December 31, 2017 that were not registered under the Securities Act of 1933, as amended.
Repurchase of Equity Securities
The following table provides information relating to our purchase of shares of our common stock during the quarter ended December 31, 2017 (amounts in thousands, except per share price):

Periods	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Programs	(d) Maximum Number of Shares That May Yet be Purchased Under the Programs
October 1 to October 31, 2017	4	$22.94	—	—
November 1 to November 30, 2017	—	—	—	—
December 1 to December 31, 2017	105	15.45	—	—
Total for Quarter Ended December 31, 2017	109	$15.72	—	—
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
Exhibit 101
The following financial information from KEMET Corporation’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations for the quarters and nine-month periods ended December 31, 2017 and 2016, (ii) Condensed Consolidated Balance Sheets at December 31, 2017 and March 31, 2017, (iii) Condensed Consolidated Statements of Cash Flows for the nine-month periods ended December 31, 2017, and 2016, and (iv) the Notes to Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	February 1, 2018
KEMET Corporation

	By:	/s/ WILLIAM M. LOWE, JR.
William M. Lowe, Jr.
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)
(Duly Authorized Officer)