Form 10-Q
period 2018-06-30
KEMET CORP
filed 2018-08-01
CIK 887730

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
or
☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from           to

Commission File Number: 001-15491

KEMET CORPORATION
(Exact name of registrant as specified in its charter)

DELAWARE	57-0923789
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
KEMET Tower, One East Broward Blvd., Fort Lauderdale, Florida 33301
(Address of principal executive offices, zip code)

(954) 766-2800
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

The number of shares outstanding of the registrant’s common stock, par value $0.01 per share, as of July 30, 2018 was 57,363,440.

KEMET CORPORATION AND SUBSIDIARIES
Form 10-Q for the Quarter ended June 30, 2018

PART I - FINANCIAL INFORMATION
Item 1 - Financial Statements

KEMET CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Amounts in thousands, except per share data)
(Unaudited)

	June 30, 2018	March 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$244,648	$286,846
Accounts receivable, net (1)	160,731	146,561
Inventories, net	205,956	204,386
Prepaid expenses and other current assets	39,383	41,160
Total current assets (1)	650,718	678,953
Property, plant and equipment, net of accumulated depreciation of $856,765 and $866,614 as of June 30, 2018 and March 31, 2018, respectively	397,123	405,316
Goodwill	40,294	40,294
Intangible assets, net	57,297	59,907
Equity method investments	11,212	12,016
Deferred income taxes	11,441	13,837
Other assets (1)	10,977	12,600
Total assets (1)	$1,179,062	$1,222,923
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$20,412	$20,540
Accounts payable	143,125	139,989
Accrued expenses (1)	98,315	125,119
Income taxes payable	5,301	2,010
Total current liabilities (1)	267,153	287,658
Long-term debt	299,811	304,083
Other non-current obligations (1)	129,034	152,249
Deferred income taxes (1)	14,090	15,058
Total liabilities (1)	710,088	759,048
Stockholders’ equity:
Preferred stock, par value $0.01, authorized 10,000 shares, none issued	—	—
Common stock, par value $0.01, authorized 175,000 shares, issued 57,347 and 56,641 shares at June 30, 2018 and March 31, 2018, respectively	573	566
Additional paid-in capital	461,261	462,737
Retained earnings (deficit) (1)	38,590	3,370
Accumulated other comprehensive income (loss) (1)	(31,450)	(2,798)
Total stockholders’ equity (1)	468,974	463,875
Total liabilities and stockholders’ equity (1)	$1,179,062	$1,222,923
________________
(1) Quarter ended March 31, 2018 adjusted due to the adoption of ASC 606, Revenue from Contracts with Customers (“ASC 606”). Refer to Note 1, “Basis of Financial Statement Presentation.”

 See accompanying notes to the unaudited condensed consolidated financial statements.

KEMET CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Amounts in thousands, except per share data)
(Unaudited)

	Quarters Ended June 30,
	2018	2017
Net sales (1)	$327,616	$273,946
Operating costs and expenses:
Cost of sales (1)	232,795	199,829
Selling, general and administrative expenses	48,542	35,631
Research and development (1)	10,688	9,247
Restructuring charges	(96)	1,613
(Gain) loss on write down and disposal of long-lived assets	511	19
Total operating costs and expenses (1)	292,440	246,339
Operating income (loss) (1)	35,176	27,607
Non-operating (income) expense:
Interest income	(378)	(66)
Interest expense	7,036	10,960
Acquisition (gain) loss	—	(135,588)
Other (income) expense, net	(11,371)	6,139
Income (loss) before income taxes and equity income (loss) from equity method investments (1)	39,889	146,162
Income tax expense (benefit) (1)	4,600	1,140
Income (loss) before equity income (loss) from equity method investments (1)	35,289	145,022
Equity income (loss) from equity method investments	(69)	75,417
Net income (loss) (1)	$35,220	$220,439

Net income (loss) per basic share (1)	$0.61	$4.65
Net income (loss) per diluted share	$0.60	$3.82

Weighted-average shares outstanding:
Basic	57,339	47,381
Diluted	59,038	57,731
 __________________
(1) Quarter ended June 30, 2017 adjusted due to the adoption of ASC 606.

See accompanying notes to the unaudited condensed consolidated financial statements.

KEMET CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Amounts in thousands)
(Unaudited)

	Quarters Ended June 30,
	2018	2017
Net income (loss) (1)	$35,220	$220,439
Other comprehensive income (loss):
Foreign currency translation gains (losses) (1)	(24,203)	4,353
Defined benefit pension plans, net of tax	39	144
Defined benefit post-retirement plan adjustments	(39)	(47)
Equity interest in investee's other comprehensive income (loss)	(11)	5,573
Foreign exchange contracts	(4,438)	952
Other comprehensive income (loss) (1)	(28,652)	10,975
Total comprehensive income (loss) (1)	$6,568	$231,414
 __________________
(1) Quarter ended June 30, 2017 adjusted due to the adoption of ASC 606.

See accompanying notes to the unaudited condensed consolidated financial statements.

KEMET CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Amounts in thousands)
(Unaudited)

	Quarters Ended June 30,
	2018	2017
Sources (uses) of cash and cash equivalents
Operating activities
Net income (loss) (1)	$35,220	$220,439
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities, net of effect of acquisitions:
Depreciation and amortization (1)	13,097	12,459
Equity (income) loss from equity method investments	69	(75,417)
Acquisition (gain) loss	—	(135,588)
Non-cash debt and financing costs	229	460
(Gain) loss on early extinguishment of debt	—	486
Stock-based compensation expense	4,060	1,101
Rent receivable	3,077	—
(Gain) loss on write down and disposal of long-lived assets	511	19
Pension and other post-retirement benefits	1,274	687
Change in deferred income taxes	951	(147)
Change in operating assets (1)	(24,520)	24,670
Change in operating liabilities (1)	(49,330)	(39,039)
Other (1)	(488)	(88)
Net cash provided by (used in) operating activities (1)	(15,850)	10,042
Investing activities:
Capital expenditures	(16,021)	(7,298)
Acquisitions, net of cash received	—	167,129
Proceeds from dividend	772	—
Net cash provided by (used in) investing activities	(15,249)	159,831
Financing activities:
Payments on revolving line of credit	—	(33,881)
Payment of long-term debt	(4,313)	(353,000)
Proceeds from issuance of debt	—	329,659
Proceeds from exercise of stock options	275	2,063
Net cash provided by (used in) financing activities	(4,038)	(55,159)
Net increase (decrease) in cash and cash equivalents	(35,137)	114,714
Effect of foreign currency fluctuations on cash (1)	(7,061)	1,156
Cash and cash equivalents at beginning of fiscal period	286,846	109,774
Cash and cash equivalents at end of fiscal period	$244,648	$225,644
 __________________
(1) Quarter ended June 30, 2017 adjusted due to the adoption of ASC 606.

See accompanying notes to the unaudited condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1. Basis of Financial Statement Presentation
The condensed consolidated financial statements contained herein are unaudited and have been prepared from the books and records of KEMET Corporation and its subsidiaries (“KEMET” or the “Company”). In the opinion of management, the condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments unless otherwise disclosed, necessary for a fair presentation of the results for the interim periods. The condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q, and therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”). Although the Company believes the disclosures are adequate to make the information presented not misleading, it is suggested that these condensed consolidated financial statements be read in conjunction with the audited financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended March 31, 2018 (the “Company’s 2018 Annual Report”).
The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. In consolidation, all intercompany amounts and transactions have been eliminated. Prior year balances for SG&A and Cost of sales amounts have been adjusted to correct the classification of certain TOKIN operating expenses to align with KEMET's classification of these expenses.  Net sales and operating results for the quarter ended June 30, 2018 are not necessarily indicative of the results to be expected for the full year.
The Company’s significant accounting policies are presented in the Company’s 2018 Annual Report. Refer to the “Change in accounting policies” section below for changes in accounting policies since the issuance of the Company's 2018 Annual Report.
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
Change in Accounting Policies
The Company implemented ASC 606, Revenue from Contracts with Customers (“ASC 606”) as of April 1, 2018. As a result, the Company changed its accounting policy for revenue recognition. Except as discussed below, there have not been any other changes to the Company's significant accounting policies since the issuance of the Company's 2018 Annual Report.
Research & development
The Company previously recognized all research and development expenses when they were incurred. Under ASC 606, the Company capitalizes a portion of research and development expenses which directly relate to an existing or anticipated contract or specific business opportunity and amortizes them consistently with the pattern of transfer of the goods to which the asset relates. If the expected amortization period is one year or less, the research and development activities are expensed when incurred.
Specialized equipment
At times, the Company enters into contracts with customers that contain capital arrangements for specialized equipment obtained in order to manufacture product in accordance with customer specifications. The Company may agree to purchase and assemble specific tooling equipment on behalf of the customer and to ultimately resell the equipment (and transfer title and control) to the customer. Previously, the Company accumulated such costs on the balance sheet and subsequently applied the receipt of payment from the customer against the asset, thus resulting in no impact to the statement of operations. Under ASC 606, the Company recognizes a distinct performance obligation for the capital arrangement and records the selling price of the equipment as a component of revenue and cost of goods sold at a point in time when the customer obtains control over the asset.
Material up-front fees
At times, the Company enters into contracts with customers whereby the customer agrees to reimburse the Company for certain manufacturing equipment, capacity expansion, and fulfillment costs required to manufacture product which meets the customer’s required specifications. Previously the Company recognized the reimbursement revenue in accordance with the contractual reimbursement schedule. Under ASC 606, the Company recognizes material up-front fees as options that provide the customer with a material right to acquire future goods. The Company applies the practical expedient in paragraph 606-10-55-45 and does not estimate the standalone selling price of the option, but instead allocates the transaction price to the optional goods by reference to the goods expected to be provided and the corresponding expected consideration. Accordingly, the revenue is recognized over the longer of the contract period or the estimated length of the product life cycle, which approximates the period during which the customer is expected to benefit.
Significant Accounting Policies
Revenue Recognition
Revenue is measured at an amount that reflects the consideration we expect to receive in exchange for transferring goods to a customer. The Company recognizes revenue when it satisfies a performance obligation by transferring control over a product to a customer. Control transfers to a customer at the point in time when they obtain the ability to direct the use of and obtain substantially all of the remaining benefits of a product. The Company applies the practical expedient in ASC 606-10-32-18 and does not consider the effects of a financing component on the promised amount of consideration because the period between when the Company transfers a good or service to a customer and when the customer pays for that good or service is one year or less.
Nature of Goods
The Company principally generates revenue from products sold to customers based upon firm orders. Performance obligations are satisfied when product is shipped to the customer in accordance with the terms of a customer contract, having commercial substance, clearly identified payment terms, and for which collectability is reasonably assured. As performance obligations are expected to be fulfilled in one year or less, the Company applies practical expedient ASC 606-10-50-14 and has not disclosed information relating to remaining performance obligations as of June 30, 2018. Shipping and handling costs are included in cost of sales.
A portion of sales is related to products designed to meet customer specific requirements. These products typically have stricter tolerances making them useful to the specific customer requesting the product and to customers with similar or less stringent requirements. The Company recognizes revenue when control over the products transfers to the customer.
The Company utilizes different types of variable consideration, such as certain sales related discounts, that reduce the transaction price ultimately received by KEMET from the agreed upon contract price. The Company applies the practical expedient in ASC 606-10-10-4 and evaluates these sales-related discounts on a portfolio basis.
The amount of revenue recognized for distributor product sales is adjusted for certain rights of return and price protection on unsold merchandise held by distributors. The Company’s distributor policy includes inventory price protection and “ship-from-stock and debit” (“SFSD”) programs common in the industry.
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
Certain distributors have the right to return to KEMET a certain portion of the purchased inventory, which, in general, does not exceed 6% of their purchases from the previous fiscal quarter. KEMET estimates future returns based on historical return patterns and records a corresponding right of return asset and refund liability as a component of the line items, “Inventories, net” and “Accrued expenses,” respectively, on the Condensed Consolidated Balance Sheets. The Company also offers volume based rebates on a case-by-case basis to certain customers in each of the Company’s sales channels.

The amount of revenue recognized is also adjusted for certain sales allowances. The establishment of sales allowances is recognized as a reduction in the line item “Net sales” on the Condensed Consolidated Statements of Operations, while the associated reserves are included in the line item “Accounts receivable, net” on the Condensed Consolidated Balance Sheets. Estimates used in determining sales allowances are subject to various factors. This includes, but is not limited to, changes in economic conditions, pricing changes, product demand, inventory levels in the supply chain, the effects of technological change, and other variables that might result in changes to the Company’s estimates.
The Company provides a limited assurance warranty to certain customers that the Company’s products meet certain specifications. The warranty coverage period is generally limited to one year, for United States based customers and a length of time commensurate with regulatory requirements or industry practice outside the United States. The warranty is not a separate performance obligation and the Company’s liability under the warranty is generally limited to a replacement of the product or refund of the purchase price of the product. Warranty costs as a percentage of net sales were less than 1.0% for the quarters ended June 30, 2018 and 2017. The Company recognizes warranty costs when they are both probable and reasonably estimable.
Disaggregation of Revenue
Refer to Note 8, “Segment and Geographic Information” for revenue disaggregated by primary geographical market, sales channel, and major product line.
Contract liabilities
Contract liabilities consist of advance payments from certain customers within the original equipment manufacturer ("OEM") channel for the development of additional production capacity. The current and noncurrent portions of these liabilities are included as a component of the line items, “Accrued expenses” and “Other non-current obligations,” respectively, on the Condensed Consolidated Balance Sheets.
Net contract liabilities consisted of the following (amounts in thousands):

	June 30, 2018	March 31, 2018
Contract liabilities-current (Accrued expenses)	$256	$256
Contract liabilities-noncurrent (Other non-current obligations)	449	513
Total contract liabilities	$705	$769
In the quarter ended June 30, 2018 the Company recognized revenue of $0.1 million related to contract liabilities at March 31, 2018. In the quarter ended June 30, 2017, the Company recognized revenue of $0.1 million related to contract liabilities at March 31, 2017. Revenue related to contract liabilities is recorded on the Condensed Consolidated Statements of Operations line item, "Net sales."
Contract assets
The Company recognizes an asset from the costs incurred to fulfill a contract if those costs directly relate to an existing or anticipated contract or specific business opportunity, if the costs enhance our own resources that will be used in satisfying performance obligations in the future, and the costs are expected to be recovered through subsequent sale of product to the customer. The Company has determined that certain direct labor, materials, and allocations of overhead incurred within research and development activities meet the requirements to be capitalized. As most of our contracts and customer specific business opportunities do not include a stated term, the Company amortizes these capitalized costs over the expected product life cycle, which is consistent with the estimated transfer of goods to the customer. Capitalized contract costs were $2.0 million and $2.2 million at June 30, 2018 and March 31, 2018, respectively. Capitalized contracts costs are recorded on the Condensed Consolidated Balance Sheets in the line item, “Other non-current obligations.” Amortization expense related to the contract costs was $0.2 million for the quarters ended June 30, 2018 and June 30, 2017, respectively, and there was no impairment loss in relation to the costs capitalized. Amortization expense related to contract assets is recorded on the Condensed Consolidated Statements of Operations line item "Cost of sales."
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

•	Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.
Assets and liabilities measured at fair value on a recurring basis as of June 30, 2018 and March 31, 2018 are as follows (amounts in thousands):

	Carrying Value June 30,	Fair Value June 30,	Fair Value Measurement Using			Carrying Value March 31,	Fair Value March 31,	Fair Value Measurement Using
	2018	2018	Level 1	Level 2 (3)	Level 3	2018	2018	Level 1	Level 2 (3) (4)	Level 3
Assets (Liabilities):
Money markets (1)(2)	$67,325	$67,325	$67,325	$—	$—	$83,891	$83,891	$83,891	$—	$—
Total debt	(320,223)	(336,842)	—	(336,842)	—	(324,623)	(343,125)	—	(343,125)	—
___________________
(1) Included in the line item “Cash and cash equivalents” on the Condensed Consolidated Balance Sheets.
(2) Certificates of Deposit of $31.7 million and $33.9 million that mature in three months of less are included within the balance as of June 30, 2018 and March 31, 2018, respectively.
(3) The valuation approach used to calculate fair value was a discounted cash flow based on the borrowing rate for each respective debt facility.
(4) The fair value measurement of the Company's Term Credit Loan Agreement was previously measured using inputs that were classified as Level 1. Upon further assessment, the Company has determined that these inputs are Level 2 and has classified the fair value of the Term Credit Loan Agreement as of March 31, 2018 as Level 2.

Inventories
Inventories are stated at the lower of cost or net realizable value. The components of inventories are as follows (amounts in thousands):

	June 30, 2018	March 31, 2018
Raw materials and supplies	$87,119	$88,408
Work in process	66,947	65,417
Finished goods	67,277	66,907
Subtotal	221,343	220,732
Inventory reserves	(15,387)	(16,346)
Inventories, net	$205,956	$204,386

Recently Issued Accounting Pronouncements
In March 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2018-05, Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin (“SAB”) No. 118. The amendments in this update provide guidance on when to record and disclose provisional amounts for certain income tax effects of the Tax Cuts and Jobs Act (the “Act”). The amendments also require any provisional amounts or subsequent adjustments to be included in net income from continuing operations. Additionally, this ASU discusses required disclosures that an entity must make with regard to the Act. This ASU is effective immediately as new information is available to adjust provisional amounts that were previously recorded. The Company has adopted this standard and will continue to evaluate indicators that may give rise to a change in our tax provision as a result of the Act. See Note 11, “Income Taxes” for additional information on the Act.
In August 2017, the FASB issued ASU No. 2017-12, Targeted Improvements to Accounting for Hedging Activities. The update amends and simplifies existing guidance in order to allow companies to more accurately present the economic effects of risk management activities in the financial statements. The effective date of this update is for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted. The Company is currently evaluating the impact of the adoption of this guidance on the Company’s consolidated financial statements, however the adoption of this guidance is not expected to have a significant effect on the Company’s Consolidated Balance Sheets, results of operations, or cash flows.
In January 2017, the FASB issued ASU No. 2017-04, Intangibles - Goodwill and Other. The update eliminates the requirement to calculate the implied fair value of goodwill to measure the amount of impairment loss, if any, under the second step of the current goodwill impairment test. Under the update, the goodwill impairment loss would be measured as the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. The effective date of this update is for annual reporting periods beginning after December 15, 2019, with early adoption permitted. The Company is currently evaluating the impact of the adoption of this guidance on the Company’s consolidated financial statements, however the adoption of this guidance is not expected to have a significant effect on the Company’s Consolidated Balance Sheets, results of operations, or cash flows.
In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230) Classification of Certain Cash Receipts and Cash Payments. The update clarifies how cash receipts and cash payments in certain transactions are presented and classified in the statement of cash flows. The effective date of this update is for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted. The update requires retrospective application to all periods presented but may be applied prospectively if retrospective application is impracticable. The Company adopted this guidance as of April 1, 2018. In connection with the adoption of this ASU, the Company elected to account for distributions received from equity method investees using the nature of distributions approach, under which distributions are classified based on the nature of activity that generated them. The other provisions of this ASU did not have an impact on the Company's consolidated cash flows.
In February 2016, the FASB issued ASU No. 2016-02, Leases, as modified by ASU 2017-03, Transition and Open Effective Date Information, requiring lessees to recognize a right-of-use asset and a lease liability for all of leases with terms more than twelve months. The accounting standards update also requires expanded disclosures to help financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. The change will be effective on a modified retrospective approach for fiscal years beginning after December 15, 2018, and interim periods within those years, with early adoption permitted. The Company will adopt ASU 2016-02 as of April 1, 2019. We have implemented a third-party supported lease accounting software solution to account for our leases. We have begun a project to implement this system and are currently collecting the necessary information on our lease population, establishing a new lease accounting process, and designing new internal controls for the new process. The Company is continuing to assess the potential effects of this ASU, which have not yet been quantified. The Company's assessment, which it expects to substantially complete in the fourth quarter of fiscal year 2019, includes a detailed review of the Company's lease contracts and a comparison of its historical accounting policies and practices to the new standard. Based on the Company's progress in reviewing its leasing arrangements across all of its business units, the Company expects to recognize incremental lease assets and liabilities on its consolidated balance sheet upon adoption of the standard. This ASU is not expected to have a material effect on the amount of expense recognized in connection with the Company's current practice, however based on the Company's preliminary review of its lease contracts to date, it anticipates that the amount of incremental lease assets and lease liabilities to be recognized upon adoption of this ASU will be material. For information about the Company's future lease commitments as of March 31, 2018, see Note 15, "Commitments and Contingencies," in the Company's 2018 Form 10-K.
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which superseded existing accounting standards for revenue recognition and created a single framework. ASU 2014-09 and its amendments were included primarily in ASC 606. The core principle of ASC 606 is that an entity should recognize revenue for the transfer of goods or services equal to an amount that it expects to be entitled to receive for those goods or services. ASC 606 also requires additional disclosures about the nature, amount, timing, and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments. The Company adopted the requirements of ASC 606 effective in the first quarter of fiscal year 2019, using the full retrospective method, which required us to restate each prior reporting period presented. The Company has applied practical expedient ASC 606-10-65-1(f)(3) and notes that all previously reported historical amounts are adjusted for the impact of ASC 606.

Adoption of the requirements in ASC 606 impacted our previously reported Condensed Consolidated Balance Sheet as of March 31, 2018 and our Condensed Consolidated Statements of Operations, Comprehensive Income, and Cash Flows for the quarter ended June 30, 2017 as follows (amounts in thousands, except per share data):
Condensed Consolidated Balance Sheet

	As of March 31, 2018
	As Previously Reported	Adjustments	As Adjusted
Assets
Account receivable, net	$144,076	$2,485	$146,561
Total current assets	676,468	2,485	678,953
Other assets	10,431	2,169	12,600
Total assets	1,218,269	4,654	1,222,923
Liabilities and Stockholders' Equity
Accrued expenses	122,377	2,742	125,119
Total current liabilities	284,916	2,742	287,658
Deferred income taxes (non-current)	14,571	487	15,058
Other non-current obligations	151,736	513	152,249
Total liabilities	755,306	3,742	759,048
Retained earnings (deficit)	2,675	695	3,370
Accumulated other comprehensive income (loss)	(3,015)	217	(2,798)
Total stockholders' equity	462,963	912	463,875
Total liabilities and stockholders' equity	1,218,269	4,654	1,222,923
Condensed Consolidated Statement of Operations

	Quarter Ended June 30, 2017
	As Previously Reported	Adjustments	As Adjusted
Net sales	$274,000	$(54)	$273,946
Operating costs and expenses:
Cost of sales (1)	199,563	266	199,829
Research and development	9,390	(143)	9,247
Income tax expense	1,150	(10)	1,140
Net income (loss)	220,606	(167)	220,439
Net income (loss) per basic share	4.66	(0.01)	4.65
________________
(1) The as previously reported balance reflects a reclassification of certain TOKIN operating expenses from SG&A to Cost of Sales to align with KEMET's classification of these expenses.

Condensed Consolidated Statement of Comprehensive Income

	Quarter Ended June 30, 2017
	As Previously Reported	Adjustments	As Adjusted
Net income (loss)	$220,606	$(167)	$220,439
Foreign currency translation gains (losses)	4,138	215	4,353
Other comprehensive income (loss)	10,760	215	10,975
Total comprehensive income (loss)	231,366	48	231,414

Condensed Consolidated Statement of Cash Flows

	Quarter Ended June 30, 2017
	As Previously Reported	Adjustments	As Adjusted
Operating activities
Net income (loss)	$220,606	$(167)	$220,439
Depreciation and amortization	12,243	216	12,459
Change in deferred income taxes	(129)	(18)	(147)
Change in operating assets	24,879	(209)	24,670
Change in operating liabilities	(39,030)	(9)	(39,039)
Other	(60)	(28)	(88)
Net cash provided by (used in) operating activities	10,257	(215)	10,042
Effect of foreign currency fluctuations on cash	941	215	1,156
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
On April 14, 2017, TOKIN closed on the sale of its electro-mechanical devices (“EMD”) business to NTJ Holdings 1 Ltd. (“NTJ”), a special purpose entity that is owned by funds managed or operated by Japan Industrial Partners, Inc. (“JIP”), pursuant to a master sale and purchase agreement (the “EMD Master Sale and Purchase Agreement”) previously entered into between TOKIN, NTJ and JIP (“Sale of EMD”). The initial selling price for EMD was JPY 48.2 billion, or approximately $431.0 million, using the March 31, 2017 exchange rate of 111.823 Japanese Yen to 1.00 U.S. Dollar, and was subject to certain working capital adjustments. In the third quarter of fiscal year 2018, the selling price was adjusted by JPY 1.1 billion or approximately $10.1 million (using the December 31, 2017 exchange rate of 112.574 Japanese Yen to 1.00 U.S. Dollar) related to working capital and other adjustments in accordance with the EMD Master Sale and Purchase Agreement. At the closing of the Sale of EMD, TOKIN used a portion of the sale proceeds to repay debt related to a shareholder loan from NEC. The TOKIN historical balance sheet was adjusted to reflect the removal of net assets sold and other items directly impacted by the Sale of EMD. Additionally, due to KEMET’s 34% equity interest in TOKIN held as of the closing, adjustments were made to reflect KEMET’s accounting for the Sale of EMD in accordance with the equity method of accounting.
On April 19, 2017, pursuant to a stock purchase agreement (the “TOKIN Purchase Agreement”) dated February 23, 2017 between KEC and NEC, KEC completed its acquisition, subject to final purchase price adjustments, of the remaining 66% economic interest in TOKIN, and as a result, TOKIN became a 100% owned indirect subsidiary of KEMET (the “TOKIN Acquisition”). Under the terms of the TOKIN Purchase Agreement, KEC paid NEC JPY 16.2 billion, or approximately $148.6 million (using the April 19, 2017 exchange rate of 109.007 Japanese Yen to 1.00 U.S. Dollar), for all of the outstanding shares of TOKIN it did not already own. The preliminary purchase price was comprised of JPY 6.0 billion, or approximately $55.0 million (using the April 19, 2017 exchange rate of 109.007 Japanese Yen to 1.00 U.S. Dollar) plus JPY 10.2 billion, or approximately $93.6 million, which represented one-half of the estimated excess net cash proceeds (“Excess Cash”) from the Sale of EMD. The acquisition price was subject to working capital adjustments pursuant to the EMD Master Sale and Purchase Agreement. As a result of these working capital adjustments, the acquisition price was increased by JPY 0.3 billion, or approximately $3.0 million (using the September 30, 2017 exchange rate of 112.502 Japanese Yen to 1.00 U.S. Dollar) in the second quarter of fiscal year 2018.

The Company believes the acquisition of TOKIN expands KEMET’s geographic presence, combining KEMET’s presence in the western hemisphere and TOKIN’s excellent position in Asia to enhance customer reach and creates an entrance into Japan for KEMET. The Company believes TOKIN’s product portfolio is a strong complement to KEMET’s existing product portfolio. KEMET believes the combination creates a leader in the combined polymer and tantalum capacitors market. The acquisition also enhances KEMET’s product diversification with entry into Electro-Magnetic Compatible ("EMC") devices, as well as sensors and actuators. With the increased scale, the Company anticipates optimizing costs through competitive raw materials sourcing and maximizing operating efficiencies. Consistent with expectations, the acquisition has been accretive to earnings with improvement in Net income, Adjusted EBITDA and cash flows. TOKIN’s tantalum capacitor business is included within KEMET’s Solid Capacitor segment (“Solid Capacitors”) and the remainder of TOKIN’s business formed a new reportable segment for KEMET in fiscal year 2018, Electro-Magnetic, Sensors, and Actuators (“MSA”).

Note 3. Debt
A summary of debt is as follows (amounts in thousands):

	June 30, 2018	March 31, 2018
Term Loan Credit Agreement (1)	$314,614	$318,782
Other (2)	5,609	5,841
Total debt	320,223	324,623
Current maturities	(20,412)	(20,540)
Total long-term debt	$299,811	$304,083
_________________
(1) Amounts shown are net of discount, bank issuance costs and other indirect issuance costs of $13.1 million and $13.3 million as of June 30, 2018 and March 31, 2018, respectively which reduce the Term Loan Credit Agreement (as defined herein) balance.
(2) Amounts are shown net of discounts of $0.5 million at June 30, 2018 and March 31, 2018, respectively.
The line item “Interest expense” on the Condensed Consolidated Statements of Operations for the quarters ended June 30, 2018 and 2017, consists of the following (amounts in thousands):

	Quarters Ended June 30,
	2018	2017
Contractual interest expense	$6,845	$10,425
Capitalized interest	(64)	(8)
Amortization of debt issuance costs	116	167
Amortization of debt (premium) discount	98	266
Imputed interest on acquisition-related obligations	15	27
Interest expense on capital lease	26	83
Total interest expense	$7,036	$10,960
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

The Company also entered into the Term Loan Security Agreement dated as of April 28, 2017 (the “Security Agreement”), by and among the Company, KEC and certain other subsidiaries of the Company and Bank of America, N.A., as collateral agent, pursuant to which the Company’s obligations under the Term Loan Credit Agreement are secured by a pledge of 65% of the outstanding voting stock of certain first-tier subsidiaries organized in Italy, Japan, Mexico and Singapore, and a second lien pledge on the collateral securing KEMET’s revolving credit facility. The obligations of the Company under the Term Loan Credit Agreement are guaranteed by certain of its subsidiaries, including KRC Trade Corporation, KEMET Services Corporation, KEMET Blue Powder Corporation and The Forest Electric Company. The Term Loans mature April 28, 2024, and may be extended in accordance with the Term Loan Credit Agreement. The Company may prepay loans under the Term Loan Credit Agreement at any time, subject to certain notice requirements and certain prepayment premiums during the first two years. On a quarterly basis, the Company must repay 1.25% of the aggregate principal amount on the initial $345.0 million term loan, or $4.3 million; payments began on September 29, 2017.
The Company currently pays interest on the Term Loan Security Agreement on a monthly basis due to favorable LIBO rates, and as such, had only one day and three days of interest payable related to the Term Loan Security Agreement included in the line item “Accrued expenses” on the Condensed Consolidated Balance Sheets as of June 30, 2018 and March 31, 2018, respectively. Interest payable related to the Term Loan Security Agreement was $0.1 million and $0.2 million as of June 30, 2018 and March 31, 2018, respectively.

Revolving Line of Credit
In connection with the closing of the new Term Loan Credit Agreement, KEC also entered into Amendment No. 9 to Loan and Security Agreement, Waiver and Consent, dated as of April 28, 2017, by and among KEC, the other borrowers named therein, the financial institutions party thereto as lenders and Bank of America, N.A., as agent for the lenders (the “Loan Amendment”). The Loan Amendment increases the facility amount to $75.0 million and provides KEC with lower applicable interest rate margins and the ability to complete the refinancing. As part of the overall refinancing, KEC also repaid all amounts outstanding under the Loan Agreement.
As of June 30, 2018, there were no borrowings under the revolving line of credit, and the Company’s available borrowing capacity, which is based on factors including outstanding eligible accounts receivable, inventory and equipment collateral, under the Loan and Security Agreement was $73.2 million.

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
In September 2017, TOKIN received a short term borrowing pursuant to an overdraft agreement with The 77 Bank Limited, located in Japan, in the amount of 350 million Yen (or $3.2 million), at an interest rate of 0.53% (JBA TIBOR + 40 basis points). The loan is due September 2018, and the loan agreement automatically renews if both parties choose not to terminate or modify it.

Note 4. Goodwill and Intangible Assets
The following table highlights the Company’s intangible assets (amounts in thousands):

	June 30, 2018			March 31, 2018
	Carrying Amount	Accumulated Amortization	Net Amount	Carrying Amount	Accumulated Amortization	Net Amount
Indefinite Lived Intangible Assets:
Trademarks	$15,157	$—	$15,157	$15,474	$—	$15,474
Amortizing Intangibles:
Patents (10 - 18 years)	26,662	(10,980)	15,682	26,662	(10,625)	16,037
Customer relationships (10 - 21 years)	38,369	(11,911)	26,458	40,131	(11,735)	28,396
Other	224	(224)	—	238	(238)	—
Total amortizing intangibles	65,255	(23,115)	42,140	67,031	(22,598)	44,433
Total intangible assets	$80,412	$(23,115)	$57,297	$82,505	$(22,598)	$59,907
For the quarters ended June 30, 2018 and 2017, amortization related to intangibles was $1.1 million and $0.9 million, respectively, consisting of amortization related to patents of $0.3 million and $0.4 million, respectively, and amortization related to customer relationships of $0.8 million and $0.5 million, respectively. The weighted-average useful life for patents was 15.8 years as of June 30, 2018 and March 31, 2018, respectively, and for customer relationships was 12.3 years as of June 30, 2018 and March 31, 2018, respectively. Estimated amortization of intangible assets for each of the next five fiscal years is $4.5 million, and thereafter, amortization will total $19.3 million. Estimated amortization of patents for each of the next five fiscal years is $1.4 million, and thereafter, amortization will total $8.6 million. Estimated amortization of customer relationships for each of the next five fiscal years is $3.1 million, and thereafter, amortization will total $10.7 million.
There were no changes in the carrying amount of goodwill for the three-month period ended June 30, 2018. The Company’s goodwill balance was $40.3 million at June 30, 2018 and March 31, 2018.

Note 5. Restructuring Charges
The Company has implemented restructuring plans which include programs to increase competitiveness by removing excess capacity, relocating production to lower cost locations, relocating corporate function to the new headquarters, and eliminating unnecessary costs throughout the Company. Significant restructuring plans which include personnel reduction costs during the quarter ended June 30, 2018 are summarized below (amounts in thousands):

		Total expected to be incurred		Incurred during quarter ended June 30, 2018		Cumulative incurred to date
Restructuring Plan	Segment	Personnel Reduction Costs	Relocation & Exit Costs	Personnel Reduction Costs	Relocation & Exit Costs	Personnel Reduction Costs	Relocation & Exit Costs
US overhead function relocation to Fort Lauderdale, FL	Corporate	$2,655	$909	$(79)	$—	$2,655	$909
Tantalum powder facility relocation	Solid Capacitors	897	2,098	—	—	—	—

A summary of the expenses aggregated in the Condensed Consolidated Statements of Operations line item “Restructuring charges” in the quarters ended June 30, 2018 and 2017, is as follows (amounts in thousands):

	Quarters Ended June 30,
	2018	2017
Personnel reduction costs	$(84)	$238
Relocation and exit costs	(12)	1,375
Restructuring charges	$(96)	$1,613
Quarter Ended June 30, 2018
The Company recorded a credit of $0.1 million in restructuring charges in the quarter ended June 30, 2018 comprised of a $0.1 million credit to personnel reduction costs. The credit to personnel reduction costs is due to an adjustment to the Company's accrual for severance charges in the Simpsonville, South Carolina office.
Quarter Ended June 30, 2017
The Company incurred $1.6 million in restructuring charges in the quarter ended June 30, 2017 comprised of a $0.2 million in personnel reduction costs and $1.4 million in manufacturing relocation and exit costs.
The personnel reduction costs of $0.2 million were due to severance charges across various overhead functions in the Simpsonville, South Carolina office as these functions were relocated to the Company's new corporate headquarters in Fort Lauderdale, Florida.
The manufacturing relocation and exit costs of $1.4 million primarily consisted of $0.9 million in lease termination penalties related to the relocation of global marketing, finance and accounting, and information technology functions to the Company's Fort Lauderdale, Florida office, $0.2 million in expenses related to the relocation of the K-Salt operations to the existing Matamoros, Mexico plant, $0.2 million in exit costs related to the shut-down of operations for KEMET Foil Manufacturing, LLC ("KFM") in Knoxville, Tennessee, and $0.1 million related to the transfer of certain Tantalum production from Simpsonville, South Carolina to Victoria, Mexico.
Reconciliation of Restructuring Liability
A reconciliation of the beginning and ending liability balances for restructuring charges included in the line items “Accrued expenses” and “Other non-current obligations” on the Condensed Consolidated Balance Sheets for the quarters ended June 30, 2018 and 2017 is as follows (amounts in thousands):

	Quarter Ended June 30, 2018		Quarter Ended June 30, 2017
	Personnel Reductions	Manufacturing Relocations	Personnel Reductions	Manufacturing Relocations
Beginning of period	$9,629	$330	$999	$406
TOKIN opening balance	—		—	314
Costs charged to expense	(79)	—	238	1,375
Costs paid or settled	(5,136)	—	(457)	(1,781)
Change in foreign exchange	(244)	(13)	18	—
End of period	$4,170	$317	$798	$314

Note 6. Comprehensive Income (Loss) and Accumulated Other Comprehensive Income
Changes in Accumulated Other Comprehensive Income (Loss) (“AOCI”) for the quarters ended June 30, 2018 and 2017 include the following components (amounts in thousands):

	Foreign Currency Translation (1)(2)	Post-Retirement Benefit Plan Adjustments	Defined Benefit Pension Plans, Net of Tax (3)	Ownership Share of Equity Method Investees’ Other Comprehensive Income (Loss)	Foreign Exchange Contracts	Net Accumulated Other Comprehensive Income (Loss) (2)
Balance at March 31, 2018	$9,715	$879	$(14,831)	$285	$1,154	$(2,798)
Other comprehensive income (loss) before reclassifications	(24,203)	—	—	(11)	(3,795)	(28,009)
Amounts reclassified out of AOCI	—	(39)	39	—	(643)	(643)
Other comprehensive income (loss)	(24,203)	(39)	39	(11)	(4,438)	(28,652)
Balance at June 30, 2018	$(14,488)	$840	$(14,792)	$274	$(3,284)	$(31,450)

	Foreign Currency Translation (1)(2)	Post-Retirement Benefit Plan Adjustments	Defined Benefit Pension Plans, Net of Tax (3)	Ownership Share of Equity Method Investees’ Other Comprehensive Income (Loss)	Foreign Exchange Contracts	Net Accumulated Other Comprehensive Income (Loss) (2)
Balance at March 31, 2017	$(25,556)	$1,134	$(14,998)	$(5,299)	$2,907	$(41,812)
Other comprehensive income (loss) before reclassifications	4,353	—	—	5,573	(107)	9,819
Amounts reclassified out of AOCI	—	(47)	144	—	1,059	1,156
Other comprehensive income (loss)	4,353	(47)	144	5,573	952	10,975
Balance at June 30, 2017	$(21,203)	$1,087	$(14,854)	$274	$3,859	$(30,837)
_________________
(1) Due primarily to the Company’s valuation allowance on deferred tax assets, there were no significant deferred tax effects associated with the cumulative currency translation gains and losses during the quarters ended June 30, 2018 and 2017.
(2) March 31, 2017, March 31, 2018 and June 30, 2017 were adjusted due to the adoption of ASC 606.
(3) Ending balance is net of tax of $2.3 million and $2.7 million as of June 30, 2018 and June 30, 2017, respectively.

Note 7. Equity Method Investments
The following table provides a reconciliation of equity method investments to the Company's Consolidated Balance Sheets (amounts in thousands):

	June 30, 2018	March 31, 2018
Nippon Yttrium Co., Ltd ("NYC")	$7,612	$8,148
NT Sales Co., Ltd ("NTS")	1,054	998
Investment in Novasentis	2,546	2,870
	$11,212	$12,016
TOKIN's Joint Ventures - NYC and NTS

NYC was established in 1966 by TOKIN (previously Tohoku Metal Industries Co., Ltd.) and Mitsui Mining and Smelting Co., Ltd (“Mitsui”). NYC was established to commercialize yttrium oxides and the Company owns 30% of NYC's stock. The carrying amount of the Company's equity investment in NYC was $7.6 million and $8.1 million as of June 30, 2018 and March 31, 2018, respectively.

NTS was established in 2004 by TOKIN, however since then, TOKIN sold 67% of its stock. NTS provides world-class electronic devices by utilizing global procurement networks and the Company owns 33% of NTS' stock. During the quarter ended June 30, 2018, a significant portion of NTS' sales were TOKIN’s products. The carrying amount of the Company's equity investment in NTS was $1.1 million and $1.0 million as of June 30, 2018 and March 31, 2018, respectively.

Summarized transactions between KEMET and NTS were as follows (amounts in thousands):

	Quarters Ended June 30,
	2018	2017
KEMET's sales to NTS	$12,208	$12,834
NTS' sales to KEMET	388	409
Investment in Novasentis
In fiscal year 2018, KEMET invested in the Series-D round of funding of Novasentis, a leading developer of film-based haptic actuators. Novasentis makes the world’s thinnest electro mechanical polymer-based actuators that provide rich haptic feedback for a variety of applications, including AR/VR and Wearables. Novasentis supplies its “smart” film and KEMET applies its expertise in manufacturing film capacitors to the development and commercial production of the actuators. The Company's ownership percentage in Novasentis is 15% and has 1 of 3 seats on Novasentis’ board of directors. Additionally, KEMET has an exclusive manufacturing supply agreement, whereby Novasentis will purchase goods exclusively from KEMET and KEMET shall manufacture and sell goods exclusively to Novasentis.

While the Company determined that Novasentis is a variable interest entity (“VIE”), ASC 810 provides that an entity is the primary beneficiary of a VIE if the entity has (1) the power to direct the activities of the VIE that most significantly impact the VIE's economic performance, and (2) the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the entity that could potentially be significant to the VIE. KEMET does not have power to purchase or sell any of Novasentis’ significant assets. KEMET will not incur any additional indebtedness, and cannot solely make acquisition and/or divestiture decisions. Furthermore, KEMET cannot solely determine the strategic operating direction of the entity. Based on an evaluation of these factors, the Company concluded that it is not the primary beneficiary of Novasentis. Accordingly, the Company accounts for its investment in Novasentis under the equity method of accounting.

The carrying amount of the Company's equity investment in Novasentis was $2.5 million and $2.9 million as of June 30, 2018 and March 31, 2018, respectively. As of both June 30, 2018 and March 31, 2018, the Company's maximum exposure to loss in its investment in Novasentis was limited to the carrying amount of its investment.

Under the equity method, the Company's share of profits and losses, and impairment charges from equity method investments are included in “Equity income (loss) from equity method investments” in the Consolidated Statements of Operations.

KEMET JIANGHAI Joint Venture
On January 29, 2018, KEC entered into a joint venture agreement (the “Agreement”) with JIANGHAI (Nantong) Film Capacitor Co., Ltd (“Jianghai Film”), a subsidiary of Nantong Jianghai Capacitor Co., Ltd (“Jianghai”) for the formation of KEMET Jianghai Electronic Components Co. Ltd., a limited liability company located in Nantong, China. KEMET Jianghai Electronic Components Co. Ltd. was officially established on May 16, 2018, and will manufacture axial electrolytic capacitors and (H)EV Film DC brick capacitors, for distribution through the KEMET and Jianghai sales channels. KEC and Jianghai Film will each provide initial capital contributions through a combination of cash and manufacturing equipment, and will be equally represented on the joint venture’s board of directors.

Once the initial capital contribution is made to the KEMET Jianghai joint venture, the Company will account for its investment using the equity method due to the related nature of operations, and the Company's ability to influence the joint venture's decisions. As of June 30, 2018 and March 31, 2018, the Company did not have an investment balance in KEMET Jianghai.

Note 8. Segment and Geographic Information
The Company is organized into three segments: Solid Capacitors, the Film and Electrolytic segment (“Film and Electrolytic”) and MSA.
The segments are responsible for their respective manufacturing sites as well as their respective research and development efforts. The Company does not allocate corporate indirect selling, general and administrative (“SG&A”) or shared Research and development (“R&D”) expenses to the segments. Results for the first quarter of fiscal year 2018 have been adjusted to correct the regional allocation and classification of certain TOKIN operating expenses from SG&A to Cost of sales to align with KEMET's allocation and classification of these expenses. These adjustments are reflected in the quarter ended June 30, 2017 operating income (loss) results below.
Solid Capacitors
Solid Capacitors operates in ten manufacturing sites in the United States, Mexico, and Asia, and operates innovation centers in the United States and Japan. Solid Capacitors primarily produces tantalum, aluminum polymer, and ceramic capacitors which are sold globally.  Solid Capacitors also produces tantalum powder used in the production of tantalum capacitors.
Film and Electrolytic
Our Film and Electrolytic segment operates in ten manufacturing sites throughout Europe and Asia, and maintain product innovation centers in Italy, Portugal, and Sweden. Film and Electrolytic primarily produces film, paper, and wet aluminum electrolytic capacitors which are sold globally. In addition, the Film and Electrolytic segment designs and produces electromagnetic interference filters.
MSA
MSA operates in four manufacturing sites throughout Asia and operates a product innovation center in Japan. MSA primarily produces electro-magnetically compatible ("EMC") materials and devices, piezo materials and actuators, and various types of sensors which are sold globally.

In the following tables, revenue is disaggregated by primary geographical market, sales channel, and major product lines. The table also includes a reconciliation of the disaggregated revenue with the reportable segments for the quarters ended June 30, 2018 and 2017 (amounts in thousands):

	Quarters Ended June 30, 2018
	Solid Capacitors	Film and Electrolytic	MSA	Total

Primary geographical markets
Asia and the Pacific Rim ("APAC")	$100,370	$15,589	$17,000	$132,959
Europe, the Middle East, and Africa ("EMEA")	41,466	32,607	575	74,648
North and South America ("Americas")	63,105	6,649	2,397	72,151
Japan and Korea ("JPKO")	8,880	110	38,868	47,858
	$213,821	$54,955	$58,840	$327,616

Sales Channel
OEM	$70,388	$22,441	$56,100	$148,929
Distributor	107,634	26,568	2,484	136,686
Electronic manufacturing services providers ("EMS")	35,799	5,946	256	42,001
	$213,821	$54,955	$58,840	$327,616

Major product lines
Tantalum	$134,313	$—	$—	$134,313
Ceramics	79,508	—	—	79,508
Film and Electrolytic	—	54,955	—	54,955
MSA	—	—	58,840	58,840
	$213,821	$54,955	$58,840	$327,616

	Quarters Ended June 30, 2017
	Solid Capacitors	Film and Electrolytic	MSA	Total (1)

Primary geographical markets
APAC	$72,656	$14,299	$20,454	$107,409
EMEA	37,632	28,481	380	66,493
Americas	58,198	4,703	1,763	64,664
JPKO	13,633	—	21,747	35,380
	$182,119	$47,483	$44,344	$273,946

Sales Channel
OEM	$58,991	$20,441	$37,800	$117,232
Distributor	86,920	21,403	6,426	114,749
EMS	36,208	5,639	118	41,965
	$182,119	$47,483	$44,344	$273,946

Major product lines
Tantalum	$116,450	$—	$—	$116,450
Ceramics	65,669	—	—	65,669
Film and Electrolytic	—	47,483	—	47,483
MSA	—	—	44,344	44,344
	$182,119	$47,483	$44,344	$273,946
 __________________
(1) Quarter ended June 30, 2017 adjusted due to the adoption of ASC 606.

The following table reflects each segment’s operating income (loss), depreciation and amortization expenses, and restructuring charges for the quarters ended June 30, 2018 and 2017 (amounts in thousands):

	Quarters Ended June 30,
	2018	2017
Operating income (loss) (1):
Solid Capacitors	$69,665	$52,709
Film and Electrolytic	1,067	2,128
MSA	6,055	358
Corporate	(41,611)	(27,588)
	$35,176	$27,607
Depreciation and amortization expense:
Solid Capacitors	$7,182	$7,043
Film and Electrolytic	2,620	2,772
MSA	1,504	714
Corporate	1,791	1,930
	$13,097	$12,459
 __________________
(1) Restructuring charges included in Operating income (loss) are as follows (amounts in thousands).

	Quarters Ended June 30,
	2018	2017
Restructuring charges:
Solid Capacitors	$(18)	$304
Film and Electrolytic	1	161
MSA	—	—
Corporate	(79)	1,148
	$(96)	$1,613

Note 9.  Defined Benefit Pension and Other Postretirement Benefit Plans
The Company sponsors eleven defined benefit pension plans: six in Europe, one plan in Singapore, two plans in Mexico, and with the completion of the TOKIN acquisition in April 2017, two plans in Japan. The Company funds the pension liabilities in accordance with laws and regulations applicable to those plans.
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

The components of net periodic benefit (income) costs relating to the Company’s pension and other postretirement benefit plans are as follows for the quarters ended June 30, 2018 and 2017 (amounts in thousands):

	Pension		Other Benefits
	Quarters Ended June 30,		Quarters Ended June 30,
	2018	2017	2018	2017
Net service cost	$1,233	$1,321	$—	$—
Interest cost	478	426	3	3
Expected return on net assets	(531)	(505)	—	—
Amortization:
Actuarial (gain) loss	107	90	(39)	(47)
Prior service cost	23	20	—	—
Total net periodic benefit (income) costs	$1,310	$1,352	$(36)	$(44)
All of the amounts in the table above, other than service cost, were recorded in the line item "Other (income) expense, net" in our Condensed Consolidated Statements of Operations. In fiscal year 2019, the Company expects to contribute up to $8.5 million to the pension plans, $3.4 million of which has been contributed as of June 30, 2018. For the postretirement benefit plan, the Company’s policy is to pay benefits as costs are incurred.

Note 10. Stock-Based Compensation
As of June 30, 2018, the KEMET Corporation Omnibus Incentive Plan (the “Incentive Plan”), which amended and restated the KEMET Corporation 2014 Amendment and Restatement of the KEMET Corporation 2011 Omnibus Equity Incentive Plan, approved by the Company’s stockholders on August 2, 2017, is the only plan the Company has to issue equity based awards to executives and key employees. Upon adoption of the Incentive Plan, no further awards were permitted to be granted under the Company’s prior plans, including the 1992 Key Employee Stock Option Plan, the 1995 Executive Stock Option Plan, and the 2004 Long-Term Equity Incentive Plan (collectively, the “Prior Plans”).
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
Except as described below, options issued under these plans vest within two to three years and expire ten years from the grant date. Restricted stock and RSUs issued under these plans vest over three to four years, except for RSUs granted to members of the Board of Directors, which vest within one year, and performance-based RSUs, which vest over a one year period following achievement of two-year performance targets. The Company grants RSUs to members of the Board of Directors, the Chief Executive Officer and key members of management. Once vested and settled, RSUs are converted into restricted stock. For members of the Board of Directors and senior personnel, such restricted stock cannot be sold until 90 days after termination of service with the Company, or until the individual achieves the targeted ownership under the Company’s stock ownership guidelines, and only to the extent that such ownership level exceeds the target. Compensation expense is recognized over the respective vesting periods.
Historically, the Board of Directors of the Company has approved annual Long Term Incentive Plans (“LTIP”) which cover two year periods and are primarily based upon the achievement of an Adjusted EBITDA range for the two-year period. At the time of the award, the individual plans entitle the participants to receive cash or RSUs, or a combination of both as determined by the Company’s Board of Directors. The 2016/2017 LTIP, 2017/2018 LTIP, 2018/2019 and 2019/2020 LTIP also awarded RSUs which vest over the course of three years from the anniversary of the establishment of the plan and are not subject to a performance metric. The Company assesses the likelihood of meeting the Adjusted EBITDA financial metric on a quarterly basis and adjusts compensation expense to match expectations. Any related liability is reflected in the line item

“Accrued expenses” on the Condensed Consolidated Balance Sheets and any restricted stock unit commitment is reflected in the line item “Additional paid-in capital” on the Condensed Consolidated Balance Sheets.
On May 18, 2018, the Company granted RSUs under the 2019/2020 LTIP with a grant date fair value of $17.86 that vest as follows (amounts in thousands):

Shares
May 18, 2019	63
May 18, 2020	137
May 18, 2021	139
Total shares granted	339

The following is the vesting schedule of RSUs under each respective LTIP, which vested during the three-month period ended June 30, 2018 (shares in thousands):

	2018/2019	2017/2018	2016/2017
Time-based award vested	72	198	182
Performance-based award vested	—	—	173
Restricted stock activity, excluding the LTIP activity discussed above, for the three-month period ended June 30, 2018 is as follows (amounts in thousands except fair value):

	Shares	Weighted- average Fair Value on Grant Date
Non-vested restricted stock at March 31, 2018	1,405	$9.81
Granted	1	17.57
Vested	(285)	10.47
Forfeited	(6)	5.51
Non-vested restricted stock at June 30, 2018	1,115	$9.67

Vested shares include the acceleration of 275,000 shares related to the April 18, 2018 Amended and Restated Employment Agreement for Mr. Loof, which amends and restates Mr. Loof's prior employment agreement with the Company dated June 29, 2015. Upon the signing of the Amended and Restated Employment Agreement, certain Restricted Stock Units previously granted to Mr. Loof on June 29, 2015, totaling 175,000 shares, and on September 6, 2017, totaling 100,000 shares, both of which were scheduled to vest over time, became fully vested. Incremental compensation cost resulting from the modification totaled $1.7 million.
The compensation expense associated with stock-based compensation for the quarters ended June 30, 2018 and 2017 is recorded on the Condensed Consolidated Statements of Operations as follows (amounts in thousands):

	Quarter Ended June 30, 2018			Quarter Ended June 30, 2017
	Stock Options	Restricted Stock	LTIPs	Stock Options	Restricted Stock	LTIPs
Cost of sales	$—	$351	$238	$—	$164	$146
Selling, general and administrative expenses	—	2,881	521	—	357	388
Research and development	—	16	53	—	9	37
Total	$—	$3,248	$812	$—	$530	$571

In the “Operating activities” section of the Condensed Consolidated Statements of Cash Flows, stock-based compensation expense was treated as an adjustment to Net income (loss) for the three-month periods ended June 30, 2018, and

2017. There were 44,100 stock options exercised in the quarter ended June 30, 2018 and 361,000 stock options were exercised in the quarter ended June 30, 2017.

Note 11. Income Taxes
During the quarter ended June 30, 2018, the Company recognized $4.6 million of income tax expense, comprised of $4.7 million of income tax expense related to foreign operations, $0.2 million of federal income tax expense, and $0.3 million of state income tax benefit. The $4.7 million of income tax expense related to foreign operations includes a $0.9 million benefit related to the settlement of an uncertain tax position.
During the quarter ended June 30, 2017, the Company recognized $1.1 million of income tax expense, comprised of $1.0 million of income tax expense related to foreign operations and $0.1 million of state income tax expense.
There were no U.S. federal income tax benefits from net operating losses for the quarters ended June 30, 2018 and 2017 due to valuation allowances recorded on deferred tax assets.
Tax Cuts and Jobs Act
The Tax Cuts and Jobs Act (the “Act”) was enacted on December 22, 2017. The Act reduces the US federal corporate tax rate from 35% to 21%, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred, and creates new taxes on certain foreign-sourced earnings.
The Company is applying the guidance in SAB 118 when accounting for the enactment-date effects of the Act. At June 30, 2018, the Company has not completed its accounting for all of the tax effects of the Act. In certain cases, as described below, the Company has made a reasonable estimate of certain effects of the Act. In other cases, the Company has not been able to make a reasonable estimate and continues to account for those items based on its existing accounting under ASC 740, Income Taxes, and the provisions of the tax laws that were in effect immediately prior to enactment. In all cases, the Company will continue to make and refine its calculations as additional analysis is completed. The Company’s estimates may also be affected as it gains a more thorough understanding of the tax law. These changes could be material to income tax expense.
The Company has initially determined a $0.8 million tax benefit impact related to the US federal corporate tax rate change to its existing deferred tax balances, which was included as a component of income tax expense from continuing operations for the prior fiscal year. The Company estimates no tax impact from the estimated transition tax repatriation charge of $79.3 million due to net operating loss utilization and a valuation allowance in the U.S. There is no impact to foreign locations. The Company has not been able to finalize the calculation for the one-time transition tax and will continue to account for this item based on its existing accounting under ASC 740, Income Taxes.
Certain provisions of the Act did not impact the Company until the current fiscal year. These provisions include, but are not limited to, the base erosion anti-abuse tax (“BEAT”), the provision designed to tax global intangible low-taxed income (“GILTI”), the foreign-derived intangible income (“FDII”) provision, and the provision designed to limit interest expense deductions. Given the complexity of the new provisions, the Company continues to evaluate the impact the new legislation will have on the Consolidated Financial Statements.
The Company has made sufficient progress in its calculations related to BEAT to reasonably estimate the effect on its estimated annual effective tax rate for the 2019 fiscal year. This adjustment increased the annual effective tax rate by 1.0% and will be further evaluated in future interim periods. However, the Company is still evaluating the effects of GILTI, FDII, and the provision designed to limit interest expense deductions, and the Company is not able to quantify the impact on the Consolidated Financial Statements at this time. In addition, FASB Staff Q&A, Topic 740, No. 5, Accounting for GILTI, states that an entity can make an accounting policy election to either treat taxes due on the GILTI as a current period expense or factor such amounts into the measurement of its deferred taxes. Given the complexity of the GILTI provisions, the Company is still evaluating and has not yet determined its accounting policy.

Note 12. Basic and Diluted Net Income (Loss) Per Common Share
The following table presents basic earnings per share (“EPS”) and diluted EPS (amounts in thousands, except per share data):

	Quarters Ended June 30,
	2018	2017
Numerator:
Net income (loss) (1)	$35,220	$220,439
Denominator:
Weighted-average shares outstanding:
Basic	57,339	47,381
Assumed conversion of employee stock grants	1,699	2,631
Assumed conversion of warrants	—	7,719
Diluted	59,038	57,731

Net income (loss) per basic share (1)	$0.61	$4.65

Net income (loss) per diluted share	$0.60	$3.82
  __________________
(1) Quarter ended June 30, 2017 adjusted due to the adoption of ASC 606.
Common stock equivalents that could potentially dilute net income (loss) per basic share in the future, but were not included in the computation of diluted earnings per share because the impact would have been anti-dilutive, are as follows (amounts in thousands):

	Quarters Ended June 30,
	2018	2017
Assumed conversion of employee stock grants	—	133

Note 13: Derivatives
In fiscal year 2015, the Company began using certain derivative instruments (i.e., foreign exchange contracts) to reduce exposure to the volatility of foreign currencies impacting revenues and the costs of its products.
Certain operating expenses at the Company’s Mexican facilities are paid in Mexican Pesos. In order to hedge a portion of these forecasted cash flows, the Company purchases foreign exchange contracts, with terms generally less than twelve months, to buy Mexican Pesos for periods and amounts consistent with underlying cash flow exposures. These contracts are designated as cash flow hedges at inception and monitored for effectiveness on a routine basis. The notional value of outstanding Peso contracts was $79.2 million and $70.6 million as of June 30, 2018 and March 31, 2018, respectively.
The Company formally documents all relationships between hedging instruments and hedged items, as well as risk management objectives and strategies for undertaking various hedge transactions.
The Company records and presents the fair values of all of its derivative assets and liabilities in the Condensed Consolidated Balance Sheets on a net basis, since they are subject to master netting agreements. If the Company were to offset and record the asset and liability balances of its forward foreign currency exchange contracts on a gross basis, the amounts presented in the Condensed Consolidated Balance Sheets would be adjusted from the current net presentation to the gross amounts as detailed in the following table.

The balance sheet classifications and fair value of derivative instruments as of June 30, 2018 and March 31, 2018 are as follows (amounts in thousands):

	Fair Value of Derivative Instruments (1)
	June 30, 2018			March 31, 2018
	As Presented (1)	Offset	Gross	As Presented (1)	Offset	Gross
Prepaid and other current assets	$—	$—	$—	$1,154	$—	$1,154
Accrued expenses	3,285	—	3,285	—	—	—
	$3,285	$—	$3,285	$1,154	$—	$1,154
_________________
(1) Fair Value measured using Level 2 inputs by adjusting the market spot rate by forward points, based on the date of the contract. The spot rates and forward points used are based on an average rate from an actively traded market.
The impact on the Condensed Consolidated Statement of Operations for the quarters ended June 30, 2018 and 2017 are as follows (amounts in thousands):

	Quarters Ended June 30,
	2018	2017
Net Sales	$—	$—
Operating costs and expenses:
Cost of sales	643	(1,059)
Total operating costs and expenses	643	(1,059)
Operating income (loss)	$643	$(1,059)
Unrealized gains and losses associated with the change in value of these financial instruments are recorded in AOCI. Changes in the derivatives’ fair values are deferred and recorded as a component of AOCI until the underlying transaction is settled and recorded to the income statement. When the hedged item affects income, gains or losses are reclassified from AOCI to the Consolidated Statement of Operations as Cost of sales for foreign exchange contracts to purchase such foreign currency. Any ineffectiveness, if material, in the Company’s hedging relationships is recognized immediately as a loss within the same income statement accounts as described above; to date, there has not been any ineffectiveness. Changes in derivative balances impact the line items “Prepaid expenses and other current assets” and “Accrued expenses” on the Condensed Consolidated Balance Sheets and Statements of Cash Flows.

Note 14. Concentrations of Risks
The Company sells to customers globally. Credit evaluations of its customers’ financial condition are performed periodically, and the Company generally does not require collateral from its customers. One customer, TTI, Inc., an electronics distributor, accounted for over 10% of the Company’s net sales in the quarters ended June 30, 2018 and 2017. In addition, an aggregate of over 10% of our net sales in the quarter ended June 30, 2018 were driven by sales to EMS providers for incorporation into Apple Inc. products. There were no accounts receivable balances from any customer exceeding 10% of gross accounts receivable as of June 30, 2018 and March 31, 2018.
Electronics distributors are an important channel in the electronics industry and accounted for 41.7% and 41.9% of the Company’s net sales in the quarter ended June 30, 2018 and 2017, respectively.  As a result of the Company’s concentration of sales to electronics distributors, the Company may experience fluctuations in the Company’s operating results as electronics distributors experience fluctuations in end-market demand and/or adjust their inventory stocking levels.
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
On December 9, 2015, the Taiwan Fair Trade Commission (“TFTC”) publicly announced that TOKIN would be fined 1.2 billion New Taiwan dollars (“NTD”) (approximately USD $39.9 million) for violations of the Taiwan Fair Trade Act. Subsequently, the TFTC has reduced the fine to NTD 609.1 million (approximately USD $20.0 million). In February 2016, TOKIN commenced an administrative suit in Taiwan, challenging the validity of the amount of the fine.
On March 29, 2016, the Japan Fair Trade Commission published an order by which TOKIN was fined ¥127.2 million (approximately USD $1.1 million) for violation of the Japanese Antimonopoly Act. Payment of the fine was made on October 31, 2016.
On July 15, 2016, TOKIN entered into definitive settlement agreements in two antitrust suits filed with the United States District Court, Northern District of California as In re: Capacitors Antitrust Litigation, No. 3:14-cv-03264-JD (the “Capacitor Class Action Suits”). Pursuant to the terms of the settlement, in consideration of the release of TOKIN and its subsidiaries (including TOKIN America, Inc.) from claims asserted in the Capacitor Class Action Suits, TOKIN will pay an aggregate $37.3 million to a settlement class of direct purchasers of capacitors and a settlement class of indirect purchasers of capacitors. Each of the respective class payments is payable in five installments, three of which have been paid on or before their respective due dates of July 29, 2016, May 15, 2017, and May 15, 2018. The fourth payment is due May 15, 2019 and the final payment is due by December 31, 2019.
On July 27, 2016, Brazil’s Administrative Council for Economic Defense approved a cease and desist agreement with TOKIN in which TOKIN made a financial contribution of Brazilian Real 0.6 million (approximately USD $0.2 million) to Brazil’s Fund for Defense of Diffuse Rights.
On March 21, 2018, the European Commission announced a decision by which TOKIN was fined €8.8 million directly (approximately USD $10.3 million) and €5.0 million (approximately USD $5.9 million) jointly and severally with NEC Corporation, for violation of the competition laws of the European Union. Payment of the fines were made on June 28, 2018. On June 4, 2018, TOKIN filed an appeal with the General Court of the European Union, seeking annulment and/or reduction of the fines.
On May 30, 2018, TOKIN entered into a definitive settlement agreement, subject to court approval, with the plaintiffs in the Canadian Complaints (as defined in “Item 3. Legal Proceedings” of our 2018 Annual Report). Pursuant to the terms of the settlement, in consideration of the release of TOKIN and its subsidiaries (including TOKIN America, Inc.) from claims asserted in the Canadian Complaints, TOKIN paid CAD 2.9 million (approximately USD $2.2 million) to a settlement class of purchasers of aluminum and tantalum electrolytic capacitors and purchasers of products containing such capacitors. The settlement payment was made on June 27, 2018.
On July 2, 2018, TOKIN and TOKIN America Inc. were named as two of 20 defendants in a purported U.S. class action antitrust lawsuit, In re: Inductors Antitrust Litigation, No. 5:18-cv-00198-EJD-NC, filed in the United States District Court, Northern District of California, regarding the sale of inductors brought on behalf of direct product purchasers and indirect product purchasers. The complaint alleges violations of Sections 1 and 3 of the Sherman Act, for which it seeks injunctive and equitable relief and money damages.
The remaining governmental investigations are continuing at various stages. As of June 30, 2018, TOKIN’s accrual for antitrust and civil litigation claims totaled $48.2 million which is stated in the following line items, “Account payable” ($10.1 million), “Accrued expenses” ($14.6 million) and “Other non-current obligations” ($23.6 million) on the Condensed Consolidated Balance Sheets. This amount includes the best estimate of losses which may result from the ongoing antitrust investigations, civil litigation and claims. However, the actual outcomes could differ from what has been accrued. Additionally, under the terms of the TOKIN Purchase Agreement, KEMET will be responsible for defending all suits brought against

TOKIN, paying all expenses and satisfying all judgments to the extent incurred by or rendered against TOKIN arising out of or related the capacitor antitrust investigations and related litigation described above.

Note 15. Subsequent Events
The Company has evaluated events from June 30, 2018 through the date the financial statements were issued and there have not been any subsequent events that require disclosure.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This report contains certain statements that are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. Actual outcomes and results may differ materially from those expressed in, or implied by, our forward-looking statements. Words such as “expects,” “anticipates,” “believes,” “estimates” or other similar expressions and future or conditional verbs such as “will,” “should,” “would” and “could” are intended to identify such forward-looking statements. Readers of this report should not rely solely on the forward-looking statements and should consider all uncertainties and risks throughout this report, as well as those discussed under Part I, Item 1A Risk Factors, of the Company’s 2018 Annual Report. The statements are representative only as of the date they are made, and we undertake no obligation to update any forward-looking statement.
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
Accounting Policies and Estimates
The following discussion and analysis of financial condition and results of operations are based on the unaudited condensed consolidated financial statements included herein. Our significant accounting policies are described in Note 1 to the consolidated financial statements in our 2018 Annual Report. Our critical accounting policies are described under the caption “Critical Accounting Policies” in Item 7 of our 2018 Annual Report.
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
Business Overview
KEMET is a leading global manufacturer of a wide variety of capacitors, and Electro-magnetic compatible ("EMC") devices, sensors and actuators. With respect to capacitors, we compete in the passive electronic component industry, specifically multilayer ceramic, tantalum, film and aluminum (solid & electrolytic) capacitors. Product offerings include surface mount capacitors, which are attached directly to the circuit board; leaded capacitors, which are attached to the circuit board using lead wires; and chassis-mount and other pin-through-hole board-mount capacitors, which utilize attachment methods such as screw terminal and snap-in.
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
KEMET’s capacitor product line consists of many distinct part configurations distinguished by various attributes, such as dielectric (or insulating) material, configuration, encapsulation, capacitance (at various tolerances), voltage, performance characteristics and packaging. Most of our customers have multiple capacitance requirements, often within each of their products. Our broad product offering allows us to meet the majority of those needs independent of application and end use.
Our EMC business offers a broad line of electrical noise management products. As circuits become more complex within a device, and the amount of information being communicated between devices increases at a dramatic rate, the quality of electronic signals becomes key to the integrity of the information being communicated. TOKIN EMC products play a key role in maintaining signal integrity across a number of end markets including telecommunications, mobile computing, automotive and general industries. The sensor and actuator business manufactures products that sense and respond to human activity, physical vibration, and electric current. These products are found in home appliances, consumer devices and industrial electrical equipment. In addition, electromechanical actuation devices that are critical to the manufacture of semiconductor devices and the management of industrial and chemical gas flow. Sensors are an important family of devices as the “internet-of-things” continues to permeate everyday life.
KEMET operates twenty-four production facilities in Europe, North America, and Asia, and employs approximately 14,750 employees worldwide. Commodity manufacturing previously located in the United States has been substantially relocated to our lower-cost manufacturing facilities in Mexico, China and parts of Europe. Production remaining in the United States focuses primarily on early-stage manufacturing of new products and other specialty products for which customers are predominantly located in North America. We also have low cost manufacturing facilities located in Vietnam and Thailand.
Our products are sold into a wide range of different end markets, including computing, industrial, telecommunications, transportation, consumer, defense and healthcare across all geographic regions. No single end market industry accounted for more than 30% of net sales, although one electronics distributor, TTI, Inc., accounted for more than 10% of net sales in the three-month period ended June 30, 2018. In addition, an aggregate of over 10% of our net sales in the three-month period ended June 30, 2018 were driven by sales to electronic manufacturing services providers ("EMS") for incorporation into Apple Inc. products. No single end-use direct customer accounted for more than 5% of our net sales for the three-month period ended June 30, 2018.  During the three-month period ended June 30, 2018 we introduced 15,833 new products of which 83 were first to market. In addition, we continue to focus on specialty products which accounted for 33.2% of our revenue over this period.
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
The Company does not allocate corporate indirect selling, general and administrative (“SG&A”) or shared Research and development (“R&D”) expenses to the segments. Results for the first quarter of fiscal year 2018 have been reclassified to conform to the current period presentation where certain regional SG&A amounts have been allocated to certain segments, and also a portion of the allocation within the segments was allocated to cost of sales.
Recent Developments and Trends
The following items are reflected in the financial statements for the three-month periods ended June 30, 2018:
TOKIN
On April 19, 2017, the Company completed its acquisition of TOKIN, which at that time it became a 100% owned indirect subsidiary of KEMET. As such, the results for the prior year comparative period do not include TOKIN's sales and expenses for the 19 days prior to the date of acquisition. For further information on the acquisition of TOKIN, refer to Note 2, “Acquisitions.”
Tax Cuts and Jobs Act
The Tax Cuts and Jobs Act (the “Act”) was enacted on December 22, 2017. The Act reduces the US federal corporate tax rate from 35% to 21%, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred, and creates new taxes on certain foreign-sourced earnings.
The Company is applying the guidance in SAB 118 when accounting for the enactment-date effects of the Act. At June 30, 2018, the Company has not completed its accounting for all of the tax effects of the Act. In certain cases, as described below, the Company has made a reasonable estimate of certain effects of the Act. In other cases, the Company has not been able to make a reasonable estimate and continues to account for those items based on its existing accounting under ASC 740, Income Taxes, and the provisions of the tax laws that were in effect immediately prior to enactment. In all cases, the Company will continue to make and refine its calculations as additional analysis is completed. The Company’s estimates may also be affected as it gains a more thorough understanding of the tax law. These changes could be material to income tax expense.
The Company has initially determined a $0.8 million tax benefit impact related to the US federal corporate tax rate change to its existing deferred tax balances, which was included as a component of income tax expense from continuing operations for the prior fiscal year. The Company estimates no tax impact from the estimated transition tax repatriation charge of $79.3 million due to net operating loss utilization and a valuation allowance in the U.S. There is no impact to foreign locations. The Company has not been able to finalize the calculation for the one-time transition tax and will continue to account for this item based on its existing accounting under ASC 740, Income Taxes.
Certain provisions of the Act did not impact the Company until the current fiscal year. These provisions include, but are not limited to, the base erosion anti-abuse tax (“BEAT”), the provision designed to tax global intangible low-taxed income (“GILTI”), the foreign-derived intangible income (“FDII”) provision, and the provision designed to limit interest expense deductions. Given the complexity of the new provisions, the Company continues to evaluate the impact the new legislation will have on the Consolidated Financial Statements.
The Company has made sufficient progress in its calculations related to BEAT to reasonably estimate the effect on its estimated annual effective tax rate for the 2019 fiscal year. This adjustment increased the annual effective tax rate by 1.0% and will be further evaluated in future interim periods. However, the Company is still evaluating the effects of GILTI, FDII, and the provision designed to limit interest expense deductions, and the Company is not able to quantify the impact on the Consolidated Financial Statements at this time. In addition, FASB Staff Q&A, Topic 740, No. 5, Accounting for GILTI, states that an entity can make an accounting policy election to either treat taxes due on the GILTI as a current period expense or factor such amounts into the measurement of its deferred taxes. Given the complexity of the GILTI provisions, the Company is still evaluating and has not yet determined its accounting policy.

Restructuring
The Company has implemented restructuring plans which include programs to increase competitiveness by removing excess capacity, relocating production to lower cost locations, relocating corporate function to the new headquarters, and eliminating unnecessary costs throughout the Company. Significant restructuring plans which include personnel reduction costs during the quarter ended June 30, 2018 are summarized below (amounts in thousands):

		Total expected to be incurred		Incurred during quarter ended June 30, 2018		Cumulative incurred to date
Restructuring Plan	Segment	Personnel Reduction Costs	Relocation & Exit Costs	Personnel Reduction Costs	Relocation & Exit Costs	Personnel Reduction Costs	Relocation & Exit Costs
US overhead function relocation to Fort Lauderdale, FL	Corporate	$2,655	$909	$(79)	$—	$2,655	$909
Tantalum powder facility relocation	Solid Capacitors	$897	$2,098	$—	$—	$—	$—
Outlook
For the second quarter of fiscal year 2019, we expect net sales to be within the $330.0 million to $340.0 million range, gross margin as a percentage of net sales is expected to be between 29.0% and 31.0%, SG&A expenses are expected to be between $43.0 million and $44.0 million, R&D expenses are expected to be approximately $10.5 million to $11.5 million and income taxes are forecasted to be between $3.5 million and $4.0 million. We expect to spend in the range of $20.0 million to $30.0 million in capital expenditures for the second quarter of fiscal year 2019.
For fiscal year 2019, we expect net sales to be within the $1.3 billion to $1.4 billion range.

CONDENSED CONSOLIDATED RESULTS OF OPERATIONS
Consolidated Comparison of the Quarter Ended June 30, 2018 with the Quarter Ended June 30, 2017
The following table sets forth the Condensed Consolidated Statements of Operations for the periods indicated (amounts in thousands, except percentages):

	Quarters Ended June 30,
	2018	% to Total Sales	2017	% to Total Sales
Net sales (1)	$327,616		$273,946
Gross margin (1) (2)	94,821	28.9%	74,117	27.1%
Selling, general and administrative expenses (2)	48,542	14.8%	35,631	13.0%
Research and development (1)	10,688	3.3%	9,247	3.4%
Restructuring charges	(96)	n.m.	1,613	0.6%
(Gain) loss on write down and disposal of long-lived assets	511	0.2%	19	n.m.
Operating income (loss)	35,176	10.7%	27,607	10.1%

Interest income	(378)	(0.1)%	(66)	n.m.
Interest expense	7,036	2.1%	10,960	4.0%
Acquisition (gain) loss	—	n.m.	(135,588)	(49.5)%
Other (income) expense, net	(11,371)	(3.5)%	6,139	2.2%
Income (loss) before income taxes and equity income (loss) from equity method investments	39,889	12.2%	146,162	53.4%
Income tax expense (benefit)	4,600	1.4%	1,140	0.4%
Income (loss) before equity income (loss) from equity method investments	35,289	10.8%	145,022	52.9%
Equity income (loss) from equity method investments	(69)	n.m.	75,417	27.5%
Net income (loss)	$35,220	10.8%	$220,439	80.5%
_________________
(1) Quarter ended June 30, 2017 adjusted due to the adoption of ASC 606, Revenue from Contracts with Customers ("ASC 606"). Refer to Note 1, "Basis of Financial Statement Presentation".
(2) Quarter ended June 30, 2017 reported balances reflect a reclassification of certain TOKIN operating expenses from SG&A to Cost of sales to align with KEMET's classification of these expenses.
n.m. - not meaningful

Net Sales
Net sales for the quarter ended June 30, 2018 of $327.6 million increased $53.7 million or 19.6% from $273.9 million for the quarter ended June 30, 2017. For the quarter ended June 30, 2018, Solid Capacitors net sales increased $31.7 million, Film and Electrolytic net sales increased $7.5 million, and MSA net sales increased $14.5 million from the quarter ended June 30, 2017.
The increase in Solid Capacitors net sales was primarily driven by increased sales in the Distributor channel across all regions except for the Japan and Korea (“JPKO”) region. Also contributing to the increase was the addition of sales from TOKIN for the entire quarter, compared to the same period in the prior year when TOKIN was acquired 19 days into the quarter. In addition, Solid Capacitors net sales was favorably impacted by $2.4 million from foreign currency exchange due to the change in the value of the Euro compared to the U.S. dollar.
For Film and Electrolytic, the increase in net sales was primarily driven by increased sales in the Distributor channel across all regions, as well as increased sales in the original equipment manufacturers (“OEM”) channel in the Europe, Middle East, and Africa (“EMEA”) region. In addition, Film and Electrolytic net sales was favorably impacted by $3.2 million from foreign currency exchange, primarily due to the change in the value of the Euro compared to the U.S. dollar.
The increase in MSA net sales was primarily driven by increased sales in the OEM channel in the JPKO region. MSA became a new segment in the first quarter of fiscal year 2018 after the Company acquired TOKIN on April 19, 2017, thus there were an additional 19 days for sales to occur in the current quarter compared to the same period in the prior year, which contributed to the increase in sales.
The following table reflects the percentage of net sales by region for the quarters ended June 30, 2018 and 2017:

	Quarters Ended June 30,
	2018	2017
Asia and Pacific Rim (“APAC”)	40.6%	39.2%
EMEA	22.8%	24.3%
North America and South America (“Americas”)	22.0%	23.6%
JPKO	14.6%	12.9%
	100.0%	100.0%
The following table reflects the percentage of net sales by channel for the quarters ended June 30, 2018 and 2017.

	Quarters Ended June 30,
	2018	2017
OEM	45.5%	42.8%
Distributor	41.7%	41.9%
EMS	12.8%	15.3%
	100.0%	100.0%
Gross Margin
Gross margin for the quarter ended June 30, 2018 of $94.8 million (28.9% of net sales) improved $20.7 million or 27.9% from $74.1 million (27.1% of net sales) for the quarter ended June 30, 2017, and gross margin as a percentage of net sales improved 180 basis points.
Solid Capacitors gross margin increased $17.4 million, or 27.9%, primarily due to an increase in net sales, as well as continued variable margin improvement due to our restructuring activities, vertical integration, and manufacturing process improvements resulting from our cost reduction activities.
Film and Electrolytic gross margin decreased $1.2 million, or 26.0%, primarily due to an unfavorable change in the product mix and lower capacity utilization.
MSA gross margin increased $4.5 million, or 62.8%, primarily due to an increase in net sales and a favorable change in the product mix.
Selling, General and Administrative Expenses (“SG&A”)
SG&A expenses of $48.5 million (14.8% of net sales) for the quarter ended June 30, 2018 increased $12.9 million or 36.2% from $35.6 million (13.0% of net sales) for the quarter ended June 30, 2017. The increase was mainly attributed to a $6.5 million increase in payroll-related expenses, primarily consisting of salaries and incentive-based compensation, a $1.6 million increase in ERP integration and technology transition costs, a $1.4 million increase in office rent and software, and a $0.9 million increase in consulting expenses. Additionally, $2.5 million of the overall increase is attributed to expenses incurred during 19 additional days of ownership of our TOKIN subsidiary during the quarter ended June 30, 2018 as compared to the quarter ended June 30, 2017.
Research and Development (“R&D”)
R&D expenses of $10.7 million (3.3% of net sales) for the quarter ended June 30, 2018 increased $1.4 million or 15.6% compared to $9.2 million (3.4% of net sales) for the quarter ended June 30, 2017. The increase was primarily related to a $1.1 million increase in payroll and related expenses.
Restructuring Charges
A credit to restructuring charges of $0.1 million for the quarter ended June 30, 2018 improved $1.7 million from restructuring charges of $1.6 million for the quarter ended June 30, 2017.

The Company recorded a credit of $0.1 million in restructuring charges in the quarter ended June 30, 2018 comprised of a $0.1 million credit to personnel reduction costs. The credit to personnel reduction costs was due to an adjustment to the Company's accrual for severance charges in the Simpsonville, South Carolina office.
We incurred $1.6 million restructuring charges in the quarter ended June 30, 2017 including $0.2 million in personnel reduction costs and $1.4 million in manufacturing relocation and exit costs. The personnel reduction costs of $0.2 million were due to severance charges across various overhead functions in the Simpsonville, South Carolina office as these functions were relocated to the Company's new corporate headquarters in Fort Lauderdale, Florida.
The manufacturing relocation and exit costs of $1.4 million primarily consisted of $0.9 million in lease termination penalties related to the relocation of global marketing, finance and accounting, and information technology functions to the Company's Fort Lauderdale, Florida office, $0.2 million in expenses related to the relocation of the K-Salt operations to the existing Matamoros, Mexico plant, $0.2 million in exit costs related to the shut-down of operations for KEMET Foil Manufacturing, LLC ("KFM") in Knoxville, Tennessee, and $0.1 million related to the transfer of certain Tantalum production from Simpsonville, South Carolina to Victoria, Mexico.
Operating Income (Loss)
Operating income of $35.2 million for the quarter ended June 30, 2018 improved $7.6 million from operating income of $27.6 million for the quarter ended June 30, 2017. The improvement was primarily attributable to a $20.7 million improvement in gross margin and a $1.7 million decrease in restructuring charges. These improvements to operating income were partially offset by a $12.9 million increase in SG&A expenses, a $1.4 million increase in R&D expenses, and a $0.5 million increase in net loss on write down and disposal of long-lived assets.
Non-Operating (Income) Expense, Net
Non-operating income, net was $4.7 million for the quarter ended June 30, 2018 compared to net income of $118.6 million for the quarter ended June 30, 2017. The $113.8 million decrease is primarily attributable to the acquisition gain of $135.6 million recognized during the quarter ended June 30, 2017, compared to no gain during the quarter ended June 30, 2018. Partially offsetting this unfavorable change were the following favorable changes: a $12.6 million net favorable change in foreign currency exchange gain/(loss), which was primarily due to the change in the value of the Chinese Yuan Renminbi, Thai Baht, and Great Britain Pound compared to the U.S. dollar; $4.2 million in decreased net interest expense, and a $4.1 million gain related to a research and development grant reimbursement from the Japanese government.
Income Taxes
Income tax expense of $4.6 million for the quarter ended June 30, 2018 increased $3.5 million compared to income tax expense of $1.1 million for the quarter ended June 30, 2017. Income tax expense of $4.6 million for the quarter ended June 30, 2018 was comprised of $4.7 million of income tax expense related to foreign operations, $0.2 million of federal income tax expense, and $0.3 million of state income tax benefit. The $4.7 million of income tax expense related to foreign operations includes a $0.9 million benefit related to the settlement of an uncertain tax position.
Income tax expense of $1.1 million for the quarter ended June 30, 2017 was comprised of $1.0 million of income tax expense related to foreign operations and $0.1 million of state income tax expense.
There was no U.S. federal income tax benefit from net operating losses for the quarters ended June 30, 2018 and 2017 due to a valuation allowance recorded on deferred tax assets.
Equity Income (Loss) from Equity Method Investments
Equity loss of $0.1 million for the quarter ended June 30, 2018 decreased $75.5 million compared to income of $75.4 million for the quarter ended June 30, 2017. The decrease is primarily related to the TOKIN acquisition that occurred in the first quarter of fiscal year 2018, which resulted in equity income of $84.2 million related to our 34% economic interest in TOKIN for the 19 day period ended April 19, 2017 for the sale of TOKIN's electrical-mechanical devices ("EMD") business and a $9.0 million unfavorable removal of the cost basis of the portion of equity investment related to the EMD division. TOKIN is now a fully owned subsidiary of the Company and there were no such gains from our equity method investments for the quarter ended June 30, 2018.

Segment Comparison of the Quarter Ended June 30, 2018 with the Quarter Ended June 30, 2017
The following table reflects each segment’s net sales and operating income (loss), for the quarters ended June 30, 2018 and 2017 (amounts in thousands):

	Quarters Ended June 30,
	2018	2017
Net sales:
Solid Capacitors	$213,821	$182,119
Film and Electrolytic (1)	54,955	47,483
MSA	58,840	44,344
Total	$327,616	$273,946
Operating income (loss):
Solid Capacitors (2)	$69,665	$52,709
Film and Electrolytic (1)	1,067	2,128
MSA (2)	6,055	358
Corporate (2)	(41,611)	(27,588)
Total	$35,176	$27,607
_________________
(1) Quarter ended June 30, 2017 adjusted due to the adoption of ASC 606.
(2) Quarter ended June 30, 2017 adjusted due to certain TOKIN operating expenses that have been reclassified from Corporate SG&A to the appropriate segment to align with KEMET's classification of these expenses.

Solid Capacitors
The following table sets forth net sales, operating income (loss), and operating income (loss) as a percentage of net sales for our Solid Capacitors segment for the quarters ended June 30, 2018 and 2017 (amounts in thousands, except percentages):

	Quarters Ended June 30,
	2018		2017
	Amount	% to Net Sales	Amount	% to Net Sales
Tantalum product line net sales	$134,313		$116,450
Ceramic product line net sales	79,508		65,669
Solid Capacitors net sales	$213,821		$182,119
Solid Capacitors operating income (loss) (1)	$69,665	32.6%	$52,709	28.9%
_________________
(1) Quarter ended June 30, 2017 adjusted due to certain TOKIN operating expenses that have been reclassified from Corporate SG&A to Solid Capacitors to align with KEMET's classification of these expenses.
Net Sales
Solid Capacitors net sales of $213.8 million for the quarter ended June 30, 2018 increased $31.7 million or 17.4% from $182.1 million for the quarter ended June 30, 2017. The increase in net sales was primarily due to increased sales in the Distributor channel across all regions except for the JPKO region. Also contributing to the increase was the addition of sales from TOKIN for the entire quarter, compared to the same period in the prior year when TOKIN was acquired 19 days into the quarter. In addition, Solid Capacitors net sales was favorably impacted by $2.4 million from foreign currency exchange due to the change in the value of the Euro compared to the U.S. dollar.

Segment Operating Income (Loss)
Segment operating income of $69.7 million for the quarter ended June 30, 2018 increased $17.0 million or 32.2% from $52.7 million in the quarter ended June 30, 2017. The increase in operating income was primarily a result of a $17.4 million increase in gross margin, which was primarily driven by an increase in net sales, as well as continued variable margin improvement due to our restructuring activities, vertical integration, and manufacturing process improvements resulting from our cost reduction activities. Also contributing to the increase in operating income were a $0.4 million decrease in SG&A expenses and a $0.3 million decrease in restructuring charges. Partially offsetting these improvements were a $1.0 million increase in R&D expenses and a $0.1 million increase in net loss on write down and disposal of long-lived assets for the quarter ended June 30, 2018 compared to the quarter ended June 30, 2017.
Film and Electrolytic
The following table sets forth net sales, operating income (loss), and operating income (loss) as a percentage of net sales for our Film and Electrolytic segment for the quarters ended June 30, 2018 and 2017 (amounts in thousands, except percentages):

	Quarters Ended June 30,
	2018		2017
	Amount	% to Net Sales	Amount	% to Net Sales
Net sales (1)	$54,955		$47,483
Operating income (loss) (1)	1,067	1.9%	2,128	4.5%
_________________
(1) Quarter ended June 30, 2017 adjusted due to the adoption of ASC 606.
Net Sales
Film and Electrolytic net sales of $55.0 million for the quarter ended June 30, 2018 increased $7.5 million or 15.7% from $47.5 million for the quarter ended June 30, 2017. The increase in net sales was primarily due to increased sales in the Distributor channel across all regions, as well as increased sales in the OEM channel in the EMEA region. In addition, Film and Electrolytic net sales was favorably impacted by $3.2 million from foreign currency exchange, primarily due to the change in the value of the Euro compared to the U.S. dollar.
Segment Operating Income (Loss)
Segment operating income of $1.1 million for the quarter ended June 30, 2018 decreased $1.0 million from segment operating income of $2.1 million in the quarter ended June 30, 2017. The decrease in operating income was primarily a result of a $1.2 million decrease in gross margin, which was primarily due to an unfavorable change in the product mix and lower capacity utilization. Also contributing to the decrease in operating income was a $0.1 million increase in R&D expenses. Partially offsetting these declines were a $0.2 million decrease in restructuring charges and a $0.1 million decrease in SG&A expenses during the quarter ended June 30, 2018 compared to the quarter ended June 30, 2017.
Electro-magnetic, Sensors & Actuators
The following table sets forth net sales, operating income (loss), and operating income (loss) as a percentage of net sales for our MSA segment for the quarter ended June 30, 2018 (amounts in thousands, except percentages).

	Quarters Ended June 30,
	2018		2017
	Amount	% to Net Sales	Amount	% to Net Sales
Net sales	$58,840		$44,344
Operating income (loss) (1)	6,055	10.3%	358	0.8%
_________________
(1) Quarter ended June 30, 2017 adjusted due to certain TOKIN operating expenses that have been reclassified from Corporate SG&A to MSA to align with KEMET's classification of these expenses.

Net Sales
MSA net sales of $58.8 million for the quarter ended June 30, 2018 increased $14.5 million or 32.7% from $44.3 million for the quarter ended June 30, 2017. The increase in net sales was primarily due to increased sales in the OEM channel in the JPKO region. MSA became a new segment in the first quarter of fiscal year 2018 after the Company acquired TOKIN on April 19, 2017, thus there were an additional 19 days for sales to occur in the current quarter compared to the same period in the prior year, which contributed to the increase in sales.
Segment Operating Income (Loss)
Segment operating income of $6.1 million for the quarter ended June 30, 2018 increased $5.7 million from segment operating income of $0.4 million in the quarter ended June 30, 2017. The increase in operating income was primarily a result of a $4.5 million increase in gross margin, which was primarily driven by an increase in net sales and a favorable change in the product mix. Also contributing to the increase in operating income was a $1.5 million decrease in SG&A expenses. Partially offsetting these improvements was a $0.3 million increase in R&D expenses.

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
The Company currently pays interest on the Term Loan Security Agreement on a monthly basis due to favorable LIBO rates, and as such had only one day interest payable related to the Term Loan Security Agreement included in the line item “Accrued expenses” on its Condensed Consolidated Balance Sheets of $0.1 million and $0.2 million as of June 30, 2018 and March 31, 2018.
Revolving Line of Credit
In connection with the closing of the new Term Loan Credit Agreement, KEC also entered into Amendment No. 9 to the Loan and Security Agreement, Waiver and Consent, dated as of April 28, 2017, by and among KEC, the other borrowers named therein, the financial institutions party thereto as lenders and Bank of America, N.A., as agent for the lenders (the “Loan Amendment”). The Loan Amendment increases the facility amount to $75.0 million and provides KEC with lower applicable interest rate margins and the ability to complete the refinancing. As part of the overall refinancing, KEC also repaid all amounts outstanding under the Loan Amendment.
As of June 30, 2018, there were no borrowings under the revolving line of credit, and the Company’s available borrowing capacity, which is based on factors including outstanding eligible accounts receivable, inventory and equipment collateral, under the Loan and Security Agreement was $73.2 million.
Short-Term Liquidity
Cash and cash equivalents as of June 30, 2018 of $244.6 million decreased $42.2 million from $286.8 million as of March 31, 2018. Our net working capital (current assets less current liabilities) as of June 30, 2018 was $383.6 million compared to $391.3 million as of March 31, 2018. Cash and cash equivalents held by our foreign subsidiaries totaled $160.1 million and $196.8 million at June 30, 2018 and March 31, 2018, respectively, with the decrease primarily driven by TOKIN. Our operating income outside the U.S. is no longer deemed to be permanently reinvested in foreign jurisdictions. As a result, we set up a deferred tax liability as of March 31, 2015 on the undistributed foreign earnings which was offset by a reduction in the valuation allowance on our deferred tax assets. However, we currently do not intend nor foresee a need to repatriate cash and cash equivalents held by foreign subsidiaries. If these funds are needed for our operations in the U.S., we may be required to accrue U.S. withholding taxes on the distributed foreign earnings.
Based on our current operating plans, we believe domestic cash and cash equivalents, including expected cash generated from operations, are sufficient to fund our operating requirements for at least the next twelve months, including $25.6 million in interest payments, $17.3 million in debt principal payments, $80.0 to $100.0 million in expected capital expenditures and $4.5 million in restructuring payments. As of June 30, 2018, our borrowing capacity, which is based on factors including outstanding eligible accounts receivable, inventory and equipment collateral, under the revolving line of credit was $73.2 million. The revolving line of credit expires on April 28, 2022.
Cash and cash equivalents decreased $42.2 million for the three-month period ended June 30, 2018, as compared to an increase of $115.9 million during the three-month period ended June 30, 2017.
The following table provides a summary of cash flows for the periods presented (amounts in thousands):

	Quarters Ended June 30,
	2018	2017
Net cash provided by (used in) operating activities	$(15,850)	$10,042
Net cash provided by (used in) investing activities	(15,249)	159,831
Net cash provided by (used in) financing activities	(4,038)	(55,159)
Effect of foreign currency fluctuations on cash	(7,061)	1,156
Net increase (decrease) in cash and cash equivalents	$(42,198)	$115,870
Operating
Cash used in operating activities during the three-month period ended June 30, 2018 of $15.9 million decreased $25.9 million compared to cash provided by operating activities of $10.0 million in the three-month period ended June 30, 2017. This unfavorable change in operating cash was primarily a result of a $185.2 million lower net income for the three-month period ended June 30, 2018 compared to the three-month period ended June 30, 2017 primarily due to the TOKIN acquisition that occurred in the three-month period ended June 30, 2017. The following non-cash income statement items of $218.8 million, net, offset the lower net income: depreciation and amortization, (income) loss from equity-method investments, non-cash debt and financing costs, stock-based compensation expense, write down and disposals of long-lived assets, pension and other post-retirement benefits, rent receivable, and deferred income taxes.
Also contributing to the unfavorable change in cash was a $49.2 million decrease in cash from operating assets, excluding foreign currency exchange, comprised of the following:

•
In the three-month period ended June 30, 2018, an increase in accounts receivable used $16.7 million in cash, compared to the three-month period ended June 30, 2017, during which a decrease in accounts receivable generated $33.3 million in cash. The primary reason for the change in accounts receivable is due to the timing of customer receipts.

•
In the three-month period ended June 30, 2018, an increase in prepaid expenses and other assets used $1.2 million in cash, compared to the three-month period ended June 30, 2017, during which an increase in prepaid expenses and other assets used $2.9 million in cash.

•
In the three-month period ended June 30, 2018, an increase in inventory used $6.6 million in cash, compared to the three-month period ended June 30, 2017, during which an increase in inventory used $6.3 million in cash.

      Additionally, adding to the unfavorable changes in cash was a $10.3 million decrease in cash from operating liabilities, excluding foreign currency exchange, comprised of the following:

•
In the three-month period ended June 30, 2018, a decrease in accrued expenses used $57.7 million in cash, compared to the three-month period ended June 30, 2017, during which a decrease in accrued expenses used $23.4 million in cash. The primary reason for the change in accrued expenses is due to the payment of TOKIN anti-trust fines.

•
Partially offsetting the unfavorable changes, in the three-month period ended June 30, 2018, an increase in accounts payable generated $5.1 million in cash, compared to the three-month period ended June 30, 2017, during which a decrease in accounts payable used $14.6 million in cash. The primary reason for the change in accounts payable is due to the timing of supplier payments.

•
Also offsetting the unfavorable changes, in the three-month period ended June 30, 2018, an increase in accrued income taxes generated $3.3 million in cash, compared to the three-month period ended June 30, 2017, during which a decrease in accrued expenses used $1.0 million in cash.

Investing
Cash used in investing activities during the three-month period ended June 30, 2018 of $15.2 million reflects a $175.1 million decrease compared to cash provided by investing activities of $159.8 million in the three-month period ended June 30, 2017. The decrease is primarily related to the acquisition of TOKIN, net of cash received, of $167.1 million in positive cash flow in the three-month period ended June 30, 2017. Additionally, we made capital expenditures of $16.0 million primarily related to expanding capacity at our manufacturing facilities in Mexico, Portugal, China, Thailand and Japan, as well as information technology projects in Simpsonville, South Carolina. In comparison, during the three-month period ended June 30, 2017, we made capital expenditures of $7.3 million, primarily related to expanding capacity at our manufacturing facilities in Monterrey and Matamoros, Mexico; Pontecchio, Italy; and Suzhou, China as well as information technology projects in Simpsonville, South Carolina.
Offsetting these activities we had proceeds from dividends of $0.8 million in the three-month period ended June 30, 2018.
Financing
Cash used in financing activities during the three-month period ended June 30, 2018 of $4.0 million reflects a $51.1 million change from cash used in financing activities of $55.2 million in the three-month period ended June 30, 2017. During the three-month period ended June 30, 2018, we made a quarterly payment of $4.3 million on the Term Loan Credit Agreement and received proceeds from the exercise of stock options generated $0.3 million in cash.
In comparison, during the three-month period ended June 30, 2017, we used $353.0 million to repay the remaining balance of our 10.5% Senior Notes, $33.9 million to repay the remaining outstanding balance of the revolving line of credit, and received $329.7 million in proceeds from the Term Loan Credit Agreement. Additionally, proceeds from the exercise of stock options which generated $2.1 million in cash.
Commitments
With the exception of the items noted below, our commitments have not materially changed from those disclosed in the Company’s 2018 Annual Report as updated by our quarterly reports. An update to our contractual obligations is as follows (amounts in thousands):

		Payment Due by Period
Contractual obligations	Total	Year 1 (1)	Years 2 - 3	Years 4 - 5	More than 5 years
Anti-trust fines and settlements	$45,361	$21,781	$17,588	$5,992	$—
_________________
(1)In addition to amounts reflected in the table, an additional $2.9 million has been recorded in the line item "Accrued expenses," for which the timing of payment has not been determined.

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
The following table provides reconciliation from U.S. GAAP Gross margin to Non-U.S. GAAP Adjusted gross margin (amounts in thousands, except percentages):

	Quarters Ended June 30,
	2018	2017
Net sales (1)	$327,616	$273,946
Cost of sales (1)	232,795	199,829
Gross margin (U.S. GAAP) (1)	$94,821	$74,117
Gross margin as a % of net sales	28.9%	27.1%
Adjustments:
Plant start-up costs	753	—
Stock-based compensation expense	589	310
Adjusted gross margin (non-GAAP)	$96,163	$74,427
Adjusted gross margin as a % of net sales	29.4%	27.2%
________________
(1) Quarter ended June 30, 2017 adjusted due to the adoption ASC 606.

The following table provides reconciliation from U.S. GAAP Operating income (loss) to non-U.S. GAAP Adjusted operating income (loss) (amounts in thousands):

	Quarters Ended June 30,
	2018	2017
Operating income (loss) (U.S. GAAP) (1)	$35,176	$27,607
Adjustments:
Restructuring charges	(96)	1,613
ERP integration/IT transition costs	1,650	—
Stock-based compensation expense	4,060	1,101
Legal expenses/fines related to antitrust class actions	1,286	1,141
Plant start-up costs	753	—
(Gain) loss on write down and disposal of long-lived assets	511	19
Adjusted operating income (loss) (non-U.S. GAAP)	$43,340	$31,481
________________
(1) Quarter ended June 30, 2017 adjusted due to the adoption ASC 606.

The following table provides reconciliation from U.S. GAAP Net income (loss) to non-U.S. GAAP Adjusted net income (loss) (amounts in thousands):

	Quarters Ended June 30,
	2018	2017
Net income (loss) (U.S. GAAP) (1)	$35,220	$220,439
Adjustments:
Acquisition (gain) loss	—	(135,588)
Restructuring charges	(96)	1,613
Research and development grant reimbursement	(4,087)	—
ERP integration/IT transition costs	1,650	—
Stock-based compensation expense	4,060	1,101
Legal expenses/fines related to antitrust class actions	1,248	1,141
Gain (loss) on early extinguishment of debt	—	486
Net foreign exchange (gain) loss	(7,521)	5,043
Amortization included in interest expense	229	460
Equity (income) loss from equity method investments	69	(75,417)
Plant start-up costs	753	—
(Gain) loss on write down and disposal of long-lived assets	511	19
Income tax effect of non-U.S. GAAP adjustments	451	(222)
Adjusted net income (loss) (non-U.S. GAAP)	$32,487	$19,075
________________
(1) Quarter ended June 30, 2017 adjusted due to the adoption ASC 606.

The following table provides reconciliation from U.S. GAAP Net income (loss) to non-U.S. GAAP Adjusted EBITDA (amounts in thousands):

	Quarters Ended June 30,
	2018	2017
Net income (loss) (U.S. GAAP) (1)	$35,220	$220,439
Adjustments:
Interest expense (income), net	6,658	10,894
Income tax expense (benefit) (1)	4,600	1,140
Depreciation and amortization (1)	13,096	12,459
Acquisition (gain) loss	—	(135,588)
Restructuring charges	(96)	1,613
Research and development grant reimbursement	(4,087)	—
ERP integration/IT transition costs	1,650	—
Stock-based compensation expense	4,060	1,101
Legal expenses/fines related to antitrust class actions	1,248	1,141
Net foreign exchange (gain) loss	(7,521)	5,043
Equity (income) loss from equity method investments	69	(75,417)
Gain (loss) on early extinguishment of debt	—	486
Plant start-up costs	753	—
(Gain) loss on write down and disposal of long-lived assets	511	19
Adjusted EBITDA (non-U.S. GAAP)	$56,161	$43,330
________________
(1) Quarter ended June 30, 2017 adjusted due to the adoption ASC 606.

Adjusted gross margin represents net sales less cost of sales excluding adjustments which are outlined in the quantitative reconciliation provided above. Management uses gross margin to facilitate our analysis and understanding of our business operations by excluding the items outlined in the quantitative reconciliation provided above which might otherwise make comparisons of our ongoing business with prior periods more difficult and obscure trends in ongoing operations. The Company believes that Adjusted gross margin is useful to investors because it provides a supplemental way to understand the underlying operating performance of the Company. Adjusted gross margin should not be considered as an alternative to gross margin or any other performance measure derived in accordance with U.S. GAAP.
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
Adjusted EBITDA represents net income (loss) before income tax expense, interest expense, net, and depreciation and amortization expense, excluding adjustments which are outlined in the quantitative reconciliation provided above. We present Adjusted EBITDA as a supplemental measure of our performance and ability to service debt. We also present Adjusted EBITDA because we believe this measure is frequently used by securities analysts, investors, and other interested parties in the evaluation of companies in our industry.
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
In evaluating Adjusted EBITDA, one should be aware that in the future we may incur expenses similar to the adjustments noted above. Our presentation of Adjusted EBITDA should not be construed as an inference that our future results will be unaffected by these types of adjustments. Adjusted EBITDA is not a measurement of our financial performance under U.S. GAAP and should not be considered as an alternative to net income (loss), operating income (loss), or any other performance measures derived in accordance with U.S. GAAP or as an alternative to cash flow from operating activities as a measure of our liquidity.
Our Adjusted EBITDA measure has limitations as an analytical tool, and should not be considered in isolation or as a substitute for analysis of our results as reported under U.S. GAAP. Some of these limitations are:

•	it does not reflect our cash expenditures, future requirements for capital expenditures, or contractual commitments;

•	it does not reflect changes in, or cash requirements for, our working capital needs;

•	it does not reflect the significant interest expense or the cash requirements necessary to service interest or principal payments on our debt;

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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes to our market risks as disclosed in our Annual Report on Form 10-K for the year ended March 31, 2018 filed with the SEC on May 25, 2018.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of June 30, 2018, an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in its reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
Beginning April 1, 2018, we adopted Accounting Standards Codification 606, “Revenue from Contracts with Customers” (“ASC 606”). We implemented changes to our processes and the related control activities related to revenue recognition. Other than the adoption of ASC 606 and those changes described below with respect to the TOKIN acquisition, there has been no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended June 30, 2018 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
In the first quarter of 2017, the Company acquired TOKIN (see Note 2, “Acquisitions”). As of the date of this Quarterly Report, we are in the process of further integrating the acquired operations into our overall internal controls over financial reporting. Additionally, we have implemented a third-party supported lease accounting software solution to account for our leases and are designing new internal controls for this process.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings
“Item 3. Legal Proceedings” of our 2018 Annual Report includes a discussion of our legal proceedings.  For an update on certain legal matters see Note 14, “Concentrations of Risks.” Except for certain developments concerning TOKIN as described in Note 14, “Concentrations of Risks,” there have been no material changes from the Company’s legal proceedings described in our 2018 Annual Report except as follows:
Merits discovery has concluded, subject to a few exceptions, in the U.S. Class Action Complaint (as defined in “Item 3. Legal Proceedings” of our 2018 Annual Report), which is proceeding to the expert merits discovery phase.
On May 1, 2018, Digi-Key Corporation v. AVX Corporation et. al., No. 3:18-cv-00184-JD, filed January 9, 2018 with the United States District Court, Northern District of California, in which KEMET and KEC were among the named defendants, and which alleged the same violations as the U.S. Class Action Complaint described in our 2018 Annual Report, was dismissed without prejudice.
Item 1A. Risk Factors
Other than the following, there have been no material changes in our risk factors from those disclosed in Part I, Item 1A Risk Factors, of the Company’s 2018 Annual Report.
If our information technology systems fail to function properly, it may cause business disruptions.
The Risk Factors identified in our 2018 Annual Report include the risk of disruption to our information technology systems to function properly or control unauthorized access to our systems. We stated that while the Company is taking actions to ensure that the Company is protected, to the greatest extent possible, against cyber risks and security breaches, any operational failure could lead to the loss or disclosure of confidential and other important information which could have the following implications: loss of intellectual property, significant remediation costs, disruption to key business operations, and diversion of management’s attention and key informational technology resources.
In addition, we are subject to federal defense procurement regulations relating to the effectiveness of our cybersecurity operations, and to laws, rules and regulations in the U.S., U.K., European Union and other countries relating to the collection, use and security of user data. Our ability to execute transactions and to possess and use personal information and data in conducting our business subjects us to legislative and regulatory burdens that may require us to notify vendors, customers, or employees of a data security breach, potentially damaging our brand and reputation. If we fail to comply with applicable federal, state or international cybersecurity, privacy-related or data protection laws or regulations, we may incur a loss of business (including defense-related business) and/or penalties or significant legal liability, or be subject to proceedings by government entities.
Acquisitions and other strategic transactions expose us to a variety of operational and financial risks.
The Risk Factors identified in our 2018 Annual Report include that the ability to realize the anticipated benefits of an acquisition depends, to a large extent, on our ability to integrate the acquired companies with our own. In the first quarter of 2017, the Company acquired TOKIN (see Note 2, “Acquisitions”).
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. As of the date of this Quarterly Report, we are in the process of further integrating TOKIN's operations into our overall internal controls over financial reporting. Prior to the acquisition, TOKIN was not subject to internal controls over financial reporting as required by the Sarbanes-Oxley Act of 2002 (“SOX”). There is a risk that management may not be able to integrate TOKIN to make it compliant with the internal control requirements of SOX in a timely manner, which could limit our ability to report our financial results accurately and timely or to detect and prevent fraud, and could expose us to litigation, harm our reputation, and/or adversely affect the market price of our common stock.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
We did not sell any of our equity securities during the three-month period ended June 30, 2018 that were not registered under the Securities Act of 1933, as amended.
Repurchase of Equity Securities
The following table provides information relating to our purchase of shares of our common stock during the quarter ended June 30, 2018 (amounts in thousands, except per share price):

Periods	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Programs	(d) Maximum Number of Shares That May Yet be Purchased Under the Programs
April 1 to April 30, 2018	106	$19.34	—	—
May 1 to May 31, 2018	201	18.65	—	—
June 1 to June 30, 2018	—	—	—	—
Total for Quarter Ended June 30, 2018	307	$18.89	—	—
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
Exhibit 101
The following financial information from KEMET Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations for the quarters ended June 30, 2018 and 2017, (ii) Condensed Consolidated Balance Sheets at June 30, 2018 and March 31, 2018, (iii) Condensed Consolidated Statements of Cash Flows for the three-month periods ended June 30, 2018, and 2017, and (iv) the Notes to Condensed Consolidated Financial Statements.

_________________
* Exhibit is a management contract or compensatory plan or arrangement

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	August 1, 2018
KEMET Corporation

	By:	/s/ WILLIAM M. LOWE, JR.
William M. Lowe, Jr.
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)
(Duly Authorized Officer)