Form 10-Q
period 2018-09-30
KEMET CORP
filed 2018-11-02
CIK 887730

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
or
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☒  NO ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  YES ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐	Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ YES  ☒ NO

The number of shares outstanding of the registrant’s common stock, par value $0.01 per share, as of October 31, 2018 was 57,443,627.

KEMET CORPORATION AND SUBSIDIARIES
Form 10-Q for the Quarter ended September 30, 2018

PART I - FINANCIAL INFORMATION
Item 1 - Financial Statements

KEMET CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Amounts in thousands, except per share data)
(Unaudited)

	September 30, 2018	March 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$263,047	$286,846
Accounts receivable, net (1)	157,013	146,561
Inventories, net	213,268	204,386
Prepaid expenses and other current assets	36,320	41,160
Total current assets (1)	669,648	678,953
Property, plant and equipment, net of accumulated depreciation of $857,866 and $866,614 as of September 30, 2018 and March 31, 2018, respectively	408,076	405,316
Goodwill	40,294	40,294
Intangible assets, net	55,457	59,907
Equity method investments	12,215	12,016
Deferred income taxes	12,124	13,837
Other assets (1)	11,783	12,600
Total assets (1)	$1,209,597	$1,222,923
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$20,553	$20,540
Accounts payable	138,253	139,989
Accrued expenses (1)	96,666	125,119
Income taxes payable	2,584	2,010
Total current liabilities (1)	258,056	287,658
Long-term debt	296,084	304,083
Other non-current obligations (1)	128,427	152,249
Deferred income taxes (1)	14,459	15,058
Total liabilities (1)	697,026	759,048
Stockholders’ equity:
Preferred stock, par value $0.01, authorized 10,000 shares, none issued	—	—
Common stock, par value $0.01, authorized 175,000 shares, issued 57,436 and 56,641 shares at September 30, 2018 and March 31, 2018, respectively	574	566
Additional paid-in capital	465,474	462,737
Retained earnings (deficit) (1)	75,731	3,370
Accumulated other comprehensive income (loss) (1)	(29,208)	(2,798)
Total stockholders’ equity (1)	512,571	463,875
Total liabilities and stockholders’ equity (1)	$1,209,597	$1,222,923
________________
(1) Period ended March 31, 2018 adjusted due to the adoption of Accounting Standard Codification (“ASC”) 606, Revenue from Contracts with Customers (“ASC 606”). Refer to Note 1, “Basis of Financial Statement Presentation.”

 See accompanying notes to the unaudited condensed consolidated financial statements.

KEMET CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Amounts in thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Net sales (1)	$349,233	$301,568	$676,849	$575,514
Operating costs and expenses:
Cost of sales (1)	235,668	216,664	468,463	416,493
Selling, general and administrative expenses	52,258	42,417	100,800	78,048
Research and development (1)	10,995	9,536	21,683	18,783
Restructuring charges	—	1,393	(96)	3,006
(Gain) loss on write down and disposal of long-lived assets	312	(39)	823	(20)
Total operating costs and expenses (1)	299,233	269,971	591,673	516,310
Operating income (loss) (1)	50,000	31,597	85,176	59,204
Non-operating (income) expense:
Interest income	(375)	(95)	(753)	(161)
Interest expense	7,287	7,365	14,323	18,325
Acquisition (gain) loss	—	(1,285)	—	(136,873)
Other (income) expense, net	4,011	10,153	(7,360)	16,292
Income (loss) before income taxes and equity income (loss) from equity method investments (1)	39,077	15,459	78,966	161,621
Income tax expense (benefit) (1)	2,000	2,864	6,600	4,004
Income (loss) before equity income (loss) from equity method investments (1)	37,077	12,595	72,366	157,617
Equity income (loss) from equity method investments	64	224	(5)	75,641
Net income (loss) (1)	$37,141	$12,819	$72,361	$233,258

Net income (loss) per basic share	$0.64	$0.26	$1.26	$4.80
Net income (loss) per diluted share (2)	$0.63	$0.22	$1.22	$4.01

Weighted-average shares outstanding:
Basic	57,799	49,819	57,570	48,607
Diluted	59,197	58,409	59,119	58,136
 __________________
(1) Three and six months ended September 30, 2017 adjusted due to the adoption of ASC 606.
(2) Six months ended September 30, 2017 adjusted due to the adoption of ASC 606.

See accompanying notes to the unaudited condensed consolidated financial statements.

KEMET CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Amounts in thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Net income (loss) (1)	$37,141	$12,819	$72,361	$233,258
Other comprehensive income (loss):
Foreign currency translation gains (losses) (1)	(3,149)	9,020	(27,352)	13,373
Defined benefit pension plans, net of tax	248	(297)	287	(153)
Defined benefit post-retirement plan adjustments	(39)	(47)	(78)	(94)
Equity interest in investee's other comprehensive income (loss)	(6)	—	(17)	5,573
Foreign exchange contracts	5,188	(2,429)	750	(1,477)
Other comprehensive income (loss) (1)	2,242	6,247	(26,410)	17,222
Total comprehensive income (loss) (1)	$39,383	$19,066	$45,951	$250,480
 __________________
(1) Three and six months ended September 30, 2017 adjusted due to the adoption of ASC 606.

See accompanying notes to the unaudited condensed consolidated financial statements.

KEMET CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Amounts in thousands)
(Unaudited)

	Six Months Ended September 30,
Operating activities	2018	2017
Net income (loss) (1)	$72,361	$233,258
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities, net of effect of acquisitions:
Depreciation and amortization (1)	25,642	26,013
Equity (income) loss from equity method investments	5	(75,641)
Acquisition (gain) loss	—	(136,873)
Non-cash debt and financing costs	635	1,124
(Gain) loss on early extinguishment of debt	—	486
Stock-based compensation expense	8,477	2,631
Receivable write down	81	152
(Gain) loss on write down and disposal of long-lived assets	823	(20)
Pension and other post-retirement benefits	2,549	2,608
Change in deferred income taxes (1)	578	(126)
Change in operating assets (1)	(19,956)	20,586
Change in operating liabilities (1)	(58,049)	(34,639)
Other (1)	(147)	190
Net cash provided by (used in) operating activities (1)	32,999	39,749
Investing activities:
Capital expenditures	(40,478)	(17,830)
Acquisitions, net of cash received	—	167,129
Proceeds from sale of assets	—	600
Proceeds from dividend	776	585
Investment in joint venture	(1,000)	—
Net cash provided by (used in) investing activities	(40,702)	150,484
Financing activities:
Payments on revolving line of credit	—	(33,881)
Payment of long-term debt	(8,625)	(357,313)
Proceeds from issuance of debt	510	334,978
Debt issuance costs	—	(5,002)
Proceeds from exercise of stock warrants	—	8,838
Proceeds from exercise of stock options	471	4,066
Net cash provided by (used in) financing activities	(7,644)	(48,314)
Net increase (decrease) in cash, cash equivalents and restricted cash	(15,347)	141,919
Effect of foreign currency fluctuations on cash, cash equivalents and restricted cash (1)	(8,452)	1,980
Cash, cash equivalents, and restricted cash at beginning of fiscal period	286,846	109,774
Cash, cash equivalents, and restricted cash at end of fiscal period	263,047	253,673
Less: Restricted cash at end of period	—	—
Cash and cash equivalents at end of period	$263,047	$253,673
 __________________
(1) Six months ended September 30, 2017 adjusted due to the adoption of ASC 606.

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
The accompanying Condensed Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiaries. In consolidation, all intercompany amounts and transactions have been eliminated. Prior year balances for SG&A and Cost of sales amounts have been adjusted to correct the classification of certain TOKIN operating expenses to align with KEMET's classification of these expenses. Net sales and operating results for the three and six months ended September 30, 2018 are not necessarily indicative of the results to be expected for the full year.
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
Research & development
The Company previously recognized all research and development (“R&D”) expenses when they were incurred. Under ASC 606, the Company capitalizes a portion of research and development expenses which directly relate to an existing or anticipated contract or specific business opportunity and amortizes them consistently with the pattern of transfer of the goods to which the asset relates. If the expected amortization period is one year or less, the research and development activities are expensed when incurred.
Specialized equipment
At times, the Company enters into contracts with customers that contain capital arrangements for specialized equipment obtained in order to manufacture products in accordance with customer specifications. The Company may agree to purchase and assemble specific tooling equipment on behalf of the customer and ultimately resell the equipment (and transfer title and control) to the customer. Previously, the Company accumulated such costs on the balance sheet and subsequently applied the receipt of payment from the customer against the asset, thus resulting in no impact to the statement of operations. Under ASC 606, the Company recognizes a distinct performance obligation for the capital arrangement and records the selling price of the equipment as a component of revenue and cost of goods sold at a point in time when the customer obtains control over the asset.
Material up-front fees
At times, the Company enters into contracts with customers whereby the customer agrees to reimburse the Company for certain manufacturing equipment, capacity expansion, and fulfillment costs required to manufacture product which meets the customer’s required specifications. Previously, the Company recognized the reimbursement revenue in accordance with the contractual reimbursement schedule. Under ASC 606, the Company recognizes material up-front fees as options that provide the customer with a material right to acquire future goods. The Company applies the practical expedient in paragraph 606-10-55-45 and does not estimate the standalone selling price of the option, but instead allocates the transaction price to the optional goods by reference to the goods expected to be provided and the corresponding expected consideration. Accordingly, the revenue is recognized over the longer of the contract period or the estimated length of the product life cycle, which approximates the period during which the customer is expected to benefit.
Significant Accounting Policies
Revenue Recognition
The Company recognizes revenue under the guidance provided in ASC 606. Consistent with the terms of ASC 606, the Company records revenue on product sales in the period in which the Company satisfies its performance obligation by transferring control over a product to a customer. The amount of revenue recognized reflects the consideration the Company expects to receive in exchange for transferring products to a customer. The Company has elected the practical expedient under ASC 606-10-32-18 and does not consider the effects of a financing component on the promised amount of consideration because the period between when the Company transfers a product to a customer and when the customer pays for that product is one year or less. As performance obligations are expected to be fulfilled in one year or less, the Company has elected the practical expedient under ASC 606-10-50-14 and has not disclosed information relating to remaining performance obligations.
The Company sells its products to distributors, original equipment manufacturers (“OEM”), and electronic manufacturing services providers (“EMS”), and the sales price may include adjustments for sales discounts, price adjustments, and sales allowances. The Company has elected the practical expedient under ASC 606-10-10-4 and evaluates these sales-related adjustments on a portfolio basis. The principle forms of these adjustments include:

•	Inventory price protection and ship-from stock and debit (“SFSD”) programs,

•	Distributor rights of returns,

•	Sales allowances, and

•	Limited assurance warranties
The Company's inventory price protection and SFSD programs provide authorized distributors with the flexibility to meet marketplace prices by allowing them, upon a pre-approved case-by-case basis, to adjust their purchased inventory cost to correspond with current market demand. Requests for SFSD adjustments are considered on an individual basis, require a pre-approved cost adjustment quote from their local KEMET sales representative, and apply only to a specific customer, part, specified special price amount, specified quantity, and are only valid for a specific period of time. To estimate potential SFSD adjustments corresponding with current period sales, KEMET records a sales reserve based on historical SFSD credits, distributor inventory levels, and certain accounting assumptions, all of which are reviewed quarterly.
Select distributors have the right to return a certain portion of their purchased inventory to KEMET from the previous fiscal quarter. The Company estimates future returns based on historical return patterns and records a corresponding right of return asset and refund liability as a component of the line items, “Inventories, net” and “Accrued expenses,” respectively, on the Condensed Consolidated Balance Sheets. The Company also offers volume based rebates on a case-by-case basis to certain customers in each of the Company’s sales channels.
The Company's sales allowances are recognized as a reduction in the line item “Net sales” on the Condensed Consolidated Statements of Operations, while the associated reserves are included in the line item “Accounts receivable, net” on the Condensed Consolidated Balance Sheets. Estimates used in determining sales allowances are subject to various factors. This includes, but is not limited to, changes in economic conditions, pricing changes, product demand, inventory levels in the supply chain, the effects of technological change, and other variables that might result in changes to the Company’s estimates.
The Company provides a limited assurance warranty on products that meet certain specifications to select customers. The warranty coverage period is generally limited to one year for United States based customers and a length of time commensurate with regulatory requirements or industry practice outside the United States. A warranty cannot be purchased by the customer separately and, as a result, product warranties are not considered to be separate performance obligations. The Company’s liability under theses warranties is generally limited to a replacement of the product or refund of the purchase price of the product. Warranty costs were not material for the three and six months ended September 30, 2018 and 2017.
Shipping and handling costs are included in cost of sales.
Disaggregation of Revenue
Refer to Note 8, “Segment and Geographic Information” for revenue disaggregated by primary geographical market, sales channel, and major product line.
Contract liabilities
Contract liabilities consist of advance payments from certain customers within the OEM channel for the development of additional production capacity. The current and noncurrent portions of these liabilities are included as a component of the line items, “Accrued expenses” and “Other non-current obligations,” respectively, on the Condensed Consolidated Balance Sheets.
The balance of net contract liabilities consisted of the following at September 30, 2018 and March 31, 2018 (amounts in thousands):

	September 30, 2018	March 31, 2018
Contract liabilities - current (Accrued expenses)	$256	$256
Contract liabilities - noncurrent (Other non-current obligations)	384	513
Total contract liabilities	$640	$769
In each of the three and six months ended September 30, 2018, the Company recognized revenue of $0.1 million related to contract liabilities at March 31, 2018. In each of the three and six months ended September 30, 2017, the Company recognized revenue of $0.1 million related to contract liabilities at March 31, 2017. Revenue related to contract liabilities is recorded on the Condensed Consolidated Statements of Operations line item, "Net sales."
Contract assets
The Company recognizes an asset from the costs incurred to fulfill a contract if those costs directly relate to an existing or anticipated contract or specific business opportunity, if the costs enhance our own resources that will be used in satisfying performance obligations in the future, and the costs are expected to be recovered through subsequent sale of product to the customer. The Company has determined that certain direct labor, materials, and allocations of overhead incurred within research and development activities meet the requirements to be capitalized. As most of our contracts and customer specific business opportunities do not include a stated term, the Company amortizes these capitalized costs over the expected product life cycle, which is consistent with the estimated transfer of goods to the customer. Capitalized contract costs were $1.9 million and $2.2 million at September 30, 2018 and March 31, 2018, respectively. Capitalized contracts costs are recorded on the Condensed Consolidated Balance Sheets in the line item, “Other assets.” Amortization expense related to the contract costs was $0.2 million and $0.4 million for the three and six months ended September 30, 2018, respectively, and $0.2 million and $0.4 million for the three and six months ended September 30, 2017, respectively. There was no impairment loss in relation to the costs capitalized for the three and six months ended September 30, 2018 and 2017. Amortization expense related to contract assets is recorded on the Condensed Consolidated Statements of Operations line item "Cost of sales."
Fair Value Measurement
The Company utilizes three levels of inputs to measure the fair value of (a) nonfinancial assets and liabilities that are recognized or disclosed at fair value in the Company’s Condensed Consolidated Financial Statements on a recurring basis (at least annually) and (b) all financial assets and liabilities. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs.
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

•	Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.
Assets and liabilities measured at fair value on a recurring basis as of September 30, 2018 and March 31, 2018 are as follows (amounts in thousands):

	Carrying Value September 30,	Fair Value September 30,	Fair Value Measurement Using			Carrying Value March 31,	Fair Value March 31,	Fair Value Measurement Using
	2018	2018	Level 1	Level 2 (3)	Level 3	2018	2018	Level 1	Level 2 (3)	Level 3
Assets (Liabilities):
Money markets (1)(2)	$70,580	$70,580	$70,580	$—	$—	$83,891	$83,891	$83,891	$—	$—
Total debt	(316,637)	(334,194)	—	(334,194)	—	(324,623)	(343,125)	—	(343,125)	—
___________________
(1) Included in the line item “Cash and cash equivalents” on the Condensed Consolidated Balance Sheets.
(2) Certificates of Deposit of $27.5 million and $33.9 million that mature in three months of less are included within the balance as of September 30, 2018 and March 31, 2018, respectively.
(3) The valuation approach used to calculate fair value was a discounted cash flow based on the current market rate.
Deferred Income Taxes
The Company accounts for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the fiscal years in which those temporary differences are expected to be recovered or settled. The Company periodically evaluates its net deferred tax assets based on an assessment of historical performance, ability to forecast future events, and the likelihood that the Company will realize the benefits through future taxable income. Valuation allowances are recorded to reduce the net deferred tax assets to the amount that is more likely than not to be realized. For interim reporting purposes, the Company records income taxes based on the expected annual effective income tax rate, taking into consideration global forecasted tax results and the effect of discrete tax events. The Company makes certain estimates and judgments in the calculation for the provision for income taxes, in the resulting tax liabilities, and in the recoverability of deferred tax assets. All deferred tax assets are reported as noncurrent in the Condensed Consolidated Balance Sheets.
Inventories
Inventories are stated at the lower of cost or net realizable value. The components of inventories are as follows (amounts in thousands):

	September 30, 2018	March 31, 2018
Raw materials and supplies	$89,198	$88,408
Work in process	66,456	65,417
Finished goods	73,865	66,907
Subtotal	229,519	220,732
Inventory reserves	(16,251)	(16,346)
Inventories, net	$213,268	$204,386

Recently Issued Accounting Pronouncements
In August 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2018-15, Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract. This ASU amends the definition of a hosting arrangement and requires a customer in a hosting arrangement that is a service contract to capitalize certain implementation costs as if the arrangement was an internal-use software project. Under this ASU, a customer will apply ASC 350-40 to determine whether to capitalize implementation costs of the cloud computing arrangement that is a service contract or expense them as incurred. This ASU is effective for fiscal years beginning after

December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact of the adoption of this guidance on the Company’s Condensed Consolidated Financial Statements.
In March 2018, the FASB issued ASU No. 2018-05, Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin (“SAB”) No. 118. The amendments in this update provide guidance on when to record and disclose provisional amounts for certain income tax effects of the Tax Cuts and Jobs Act (the “Act”). The amendments also require any provisional amounts or subsequent adjustments to be included in net income from continuing operations. Additionally, this ASU discusses required disclosures that an entity must make with regard to the Act. This ASU is effective immediately as new information is available to adjust provisional amounts that were previously recorded. The Company has adopted this standard and will continue to evaluate indicators that may give rise to a change in the Company's tax provision as a result of the Act. See Note 11, “Income Taxes” for additional information on the Act.
In August 2017, the FASB issued ASU No. 2017-12, Targeted Improvements to Accounting for Hedging Activities. The ASU amends and simplifies existing guidance in order to allow companies to more accurately present the economic effects of risk management activities in the financial statements. The effective date of this update is for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted. The Company is currently evaluating the impact of the adoption of this guidance on the Company’s Condensed Consolidated Financial Statements, however the adoption of this guidance is not expected to have a significant effect on the Company’s Condensed Consolidated Balance Sheets, Results of Operations, or Cash Flows.
In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230) Classification of Certain Cash Receipts and Cash Payments. The update clarifies how cash receipts and cash payments in certain transactions are presented and classified in the statement of cash flows. The effective date of this update is for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted. The update requires retrospective application to all periods presented but may be applied prospectively if retrospective application is impracticable. The Company adopted this guidance as of April 1, 2018. In connection with the adoption of this ASU, the Company elected to account for distributions received from equity method investees using the nature of distributions approach, under which distributions are classified based on the nature of activity that generated them. The other provisions of this ASU did not have an impact on the Company's Condensed Consolidated Cash Flows.
In February 2016, the FASB issued ASU No. 2016-02 (“ASU 2016-02”), Leases, as modified by ASU 2017-03, Transition and Open Effective Date Information, requiring lessees to recognize a right-of-use asset and a lease liability for all leases. The ASU also requires expanded disclosures to help financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. The standard is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. In July 2018, the FASB issued an update which provides an additional transition method allowing entities to only apply the new lease standard in the year of adoption. The Company will adopt ASU 2016-02 on April 1, 2019. We are currently collecting the necessary information on our lease population, establishing a new lease accounting process, and designing new internal controls for the new process. The Company continues to assess the potential effects of this ASU, which have not yet been quantified. The Company's assessment, which it expects to substantially complete in the fourth quarter of fiscal year 2019, includes a detailed review of the Company's lease contracts and a comparison of its historical accounting policies and practices to ASC 2016-02. Based on the Company's progress in reviewing its leasing arrangements across all of its business units, the Company expects to recognize a material amount of lease assets and liabilities on its Condensed Consolidated Balance Sheet upon adoption of the standard. This ASU is not expected to have a material effect on the amount of expense recognized in connection with the Company's current practice. For information about the Company's future lease commitments as of March 31, 2018, see Note 15, "Commitments and Contingencies," in the Company's 2018 Form 10-K.
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

Adoption of the requirements in ASC 606 impacted our previously reported Condensed Consolidated Balance Sheet as of March 31, 2018, our Condensed Consolidated Statements of Operations and Comprehensive Income for the three and six months ended September 30, 2017, and the Condensed Consolidated Statement of Cash Flows for the six months ended September 30, 2017 as follows (amounts in thousands, except per share data):
Condensed Consolidated Balance Sheet

	As of March 31, 2018
	As Previously Reported	ASC 606 Adjustments	As Adjusted
Assets
Account receivable, net	$144,076	$2,485	$146,561
Total current assets	676,468	2,485	678,953
Other assets	10,431	2,169	12,600
Total assets	1,218,269	4,654	1,222,923
Liabilities and Stockholders' Equity
Accrued expenses	$122,377	$2,742	$125,119
Total current liabilities	284,916	2,742	287,658
Deferred income taxes (non-current)	14,571	487	15,058
Other non-current obligations	151,736	513	152,249
Total liabilities	755,306	3,742	759,048
Retained earnings (deficit)	2,675	695	3,370
Accumulated other comprehensive income (loss)	(3,015)	217	(2,798)
Total stockholders' equity	462,963	912	463,875
Total liabilities and stockholders' equity	1,218,269	4,654	1,222,923

Condensed Consolidated Statement of Operations

	Three Months Ended September 30, 2017
	As Previously Reported	ASC 606 Adjustments	As Adjusted
Net sales	$301,471	$97	$301,568
Operating costs and expenses:
Cost of sales	216,395	269	216,664
Research and development	9,662	(126)	9,536
Operating income (loss)	31,643	(46)	31,597
Income tax expense	2,880	(16)	2,864
Net income (loss)	12,849	(30)	12,819

	Six Months Ended September 30, 2017
	As Previously Reported	ASC 606 Adjustments	As Adjusted
Net sales	$575,471	$43	$575,514
Operating costs and expenses:
Cost of sales	415,958	535	416,493
Research and development	19,052	(269)	18,783
Operating income (loss)	59,427	(223)	59,204
Income tax expense	4,030	(26)	4,004
Net income (loss)	233,455	(197)	233,258
Net income (loss) per diluted share	4.02	(0.01)	4.01

Condensed Consolidated Statement of Comprehensive Income

	Three Months Ended September 30, 2017
	As Previously Reported	ASC 606 Adjustments	As Adjusted
Net income (loss)	$12,849	$(30)	$12,819
Foreign currency translation gains (losses)	9,068	(48)	9,020
Other comprehensive income (loss)	6,295	(48)	6,247
Total comprehensive income (loss)	19,144	(78)	19,066

	Six Months Ended September 30, 2017
	As Previously Reported	ASC 606 Adjustments	As Adjusted
Net income (loss)	$233,455	$(197)	$233,258
Foreign currency translation gains (losses)	13,206	167	13,373
Other comprehensive income (loss)	17,055	167	17,222
Total comprehensive income (loss)	250,510	(30)	250,480

Condensed Consolidated Statement of Cash Flows

	Six Months Ended September 30, 2017
	As Previously Reported	ASC 606 Adjustments	As Adjusted
Operating activities
Net income (loss)	$233,455	$(197)	$233,258
Depreciation and amortization	25,569	444	26,013
Change in deferred income taxes	(108)	(18)	(126)
Change in operating assets	21,080	(494)	20,586
Change in operating liabilities	(34,558)	(81)	(34,639)
Other	162	28	190
Net cash provided by (used in) operating activities	40,067	(318)	39,749
Effect of foreign currency fluctuations on cash	1,662	318	1,980
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

Note 3. Debt
A summary of debt is as follows (amounts in thousands):

	September 30, 2018	March 31, 2018
Term Loan Credit Agreement (1)	$310,645	$318,782
Advance (2)	440	—
Other (3)	5,552	5,841
Total debt	316,637	324,623
Current maturities	(20,553)	(20,540)
Total long-term debt	$296,084	$304,083
_________________
(1) Amounts shown are net of discount, bank issuance costs and other indirect issuance costs of $12.8 million and $13.3 million as of September 30, 2018 and March 31, 2018, respectively which reduce the Term Loan Credit Agreement (as defined herein) balance.
(2) Amount shown is net of discount of $0.1 million at September 30, 2018.
(3) Amounts are shown net of discounts of $0.4 million and $0.5 million at September 30, 2018 and March 31, 2018, respectively.
The line item “Interest expense” on the Condensed Consolidated Statements of Operations for the three and six months ended September 30, 2018 and 2017, consists of the following (amounts in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2018	2017	2018	2017
Contractual interest expense	$6,896	$6,657	$13,741	$17,082
Capitalized interest	(56)	(31)	(120)	(39)
Amortization of debt issuance costs	93	145	209	312
Amortization of debt (premium) discount	299	490	397	756
Imputed interest on acquisition-related obligations	14	29	29	56
Interest expense on capital lease	41	75	67	158
Total interest expense	$7,287	$7,365	$14,323	$18,325
Term Loan Credit Agreement
On April 28, 2017, the Company entered into a Term Loan Credit Agreement (the “Term Loan Credit Agreement”) by and among the Company, KEC (together with the Company, the “Borrowers”), Bank of America, N.A. as the Administrative Agent and Collateral Agent, Merrill Lynch, Pierce, Fenner & Smith Incorporated, as sole lead arranger and bookrunner and various other lenders thereto from time to time.
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
The Company currently pays interest on the Term Loan Credit Agreement on a monthly basis due to favorable LIBO rates, and as such, had only two days and three days of interest payable related to the Term Loan Credit Agreement included in the line item “Accrued expenses” on the Condensed Consolidated Balance Sheets as of September 30, 2018 and March 31, 2018, respectively. Interest payable related to the Term Loan Credit Agreement was $0.1 million and $0.2 million as of September 30, 2018 and March 31, 2018, respectively.
Revolving Line of Credit
In connection with the closing of the Term Loan Credit Agreement, KEC also entered into Amendment No. 9 to Loan and Security Agreement, Waiver and Consent, dated as of April 28, 2017, by and among KEC, the other borrowers named therein, the financial institutions party thereto as lenders and Bank of America, N.A., as agent for the lenders (the “Loan Amendment”), which amended the Loan and Security Agreement dated as of September 30, 2010 by and among KEC, the other borrowers named therein, the financial institutions party thereto as lenders and Bank of America, N.A. as agent for the lenders (the “Loan Agreement”). The Loan Amendment increases the facility amount to $75.0 million and provides KEC with lower applicable interest rate margins and the ability to complete the refinancing. As part of the overall refinancing, KEC also repaid all amounts outstanding under the Loan Agreement.
As of September 30, 2018, there were no borrowings under the revolving line of credit, and the Company’s available borrowing capacity, which is based on factors including outstanding eligible accounts receivable, inventory and equipment collateral, under the Loan Agreement was $75.0 million.
Advance
In September 2018, the Company entered into an agreement with a customer (the “Customer”) pursuant to which the Customer agreed to make advances to the Company in amounts up to $36.0 million (the “Advance”). The Company will use the Advance to fund the purchase of production equipment and to make other investments and improvements in its business and operations (the “Investment”) in order to increase overall capacity to produce various electronic components of the type and part as may be sold by the Company to the Customer from time to time. The Company retains all rights to the production equipment purchased with the funds from the Advance. The Advance from the Customer will be made in quarterly installments (an “Installment”) over an expected period of 18 to 24 months starting in September 2018, with the amount of each Installment based on the costs and expenses that have been incurred, or are reasonably expected to be incurred or committed to be incurred, by the Company in connection with the Investment during the quarter applicable to such Installment.
The Advance will be repaid beginning on the date that production from the Investment is sufficient to meet the Company's obligations under the agreement with the Customer. Repayments will be made on a quarterly basis as determined by a calculation that generally takes into account the number of components purchased by the Customer during the quarter. Repayments based on the calculation will continue until either the Advance is repaid in full, or December 31, 2038. The Company is not required to make any quarterly repayment in an amount that exceeds $0.9 million. If the Customer does not purchase a number of components that would require full repayment of the Advance by December 31, 2038, then the Advance shall be deemed repaid in full. Additionally, if the Customer does not purchase a number of components that would require a payment on the Advance for a period of 16 consecutive quarters, the Advance shall be deemed repaid in full.
An initial advance payment of $0.5 million was paid by the Customer to the Company on September 7, 2018. Since the debt is non-interest bearing, we have recorded a debt discount in the amount of $0.1 million. This discount will be amortized over the expected life of the Advance through interest expense.
Other Debt
In January 2017, KEMET’s wholly-owned subsidiary, KEMET Electronics Portugal, S.A., received the first part of an interest free loan from the Portuguese Government in the amount of EUR 2.2 million (or $2.5 million) to be used for fixed asset purchases. In July 2017, KEMET Electronics Portugal, S.A. received the second part of the loan in the amount of EUR 0.3 million (or $0.3 million). The loan has a total term of eight years ending February 1, 2025. The loan will be repaid through semi-annual payments beginning on August 1, 2019. The first payment will be in the amount of EUR 0.2 million (or $0.2 million) beginning on August 1, 2019 and the remaining payments will be in the amount of EUR 0.2 million (or $0.2 million). Since the debt is non-interest bearing, the Company has recorded a debt discount in the amount of EUR 0.6 million (or $0.7 million) with an offsetting reduction to fixed assets. This discount will be amortized over the life of the loan through interest expense. If certain conditions are met, such as increased headcount, increased revenue, and increased gross value added, a portion of the loan could be forgiven during fiscal year 2020.

In September 2017, TOKIN received a short term borrowing pursuant to an agreement with The 77 Bank Limited, located in Japan, in the amount of 350.0 million Yen (or $3.2 million). The interest rate for the borrowing is the Japanese Tokyo Interbank Offered Rate (“TIBOR”) plus 40 basis points. The loan was originally due in September 2018 and was extended to September 2019. The loan agreement automatically renews annually if both parties choose not to terminate or modify it.

Note 4. Goodwill and Intangible Assets
The following table highlights the Company’s intangible assets (amounts in thousands):

	September 30, 2018			March 31, 2018
	Carrying Amount	Accumulated Amortization	Net Amount	Carrying Amount	Accumulated Amortization	Net Amount
Indefinite Lived Intangible Assets:
Trademarks	$14,969	$—	$14,969	$15,474	$—	$15,474
Amortizing Intangibles:
Patents (10 - 18 years)	26,662	(11,335)	15,327	26,662	(10,625)	16,037
Customer relationships (10 - 21 years)	37,692	(12,531)	25,161	40,131	(11,735)	28,396
Other	224	(224)	—	238	(238)	—
Total amortizing intangibles	64,578	(24,090)	40,488	67,031	(22,598)	44,433
Total intangible assets	$79,547	$(24,090)	$55,457	$82,505	$(22,598)	$59,907
For the quarters ended September 30, 2018 and 2017, amortization related to intangibles was $1.1 million and $1.4 million, respectively, consisting of amortization related to patents of $0.4 million and $0.3 million, respectively, and amortization related to customer relationships of $0.8 million and $1.1 million, respectively. For each of the six months ended September 30, 2018 and 2017, amortization related to intangibles was $2.3 million, consisting of amortization related to patents of $0.7 million and amortization related to customer relationships of $1.6 million.
The weighted-average useful life for patents was 15.8 years as of September 30, 2018 and March 31, 2018, respectively, and for customer relationships was 12.3 years as of September 30, 2018 and March 31, 2018, respectively. Estimated amortization of intangible assets for each of the next five fiscal years is $4.5 million, and thereafter, amortization will total $17.8 million. Estimated amortization of patents for each of the next five fiscal years is $1.4 million, and thereafter, amortization will total $8.2 million. Estimated amortization of customer relationships for each of the next five fiscal years is $3.1 million, and thereafter, amortization will total $9.6 million.
There were no changes in the carrying amount of goodwill for the six months ended September 30, 2018. The Company’s goodwill balance was $40.3 million at September 30, 2018 and March 31, 2018.

Note 5. Restructuring Charges
The Company has implemented restructuring plans, which include programs to increase competitiveness by removing excess capacity, relocating production to lower cost locations, relocating corporate functions to the new headquarters, and eliminating unnecessary costs throughout the Company. Significant restructuring plans which include personnel reduction costs during the three months ended September 30, 2018 are summarized below (amounts in thousands):

		Total expected to be incurred		Incurred during quarter ended September 30, 2018		Cumulative incurred to date
Restructuring Plan	Segment	Personnel Reduction Costs	Relocation & Exit Costs	Personnel Reduction Costs	Relocation & Exit Costs	Personnel Reduction Costs	Relocation & Exit Costs
US overhead function relocation to Fort Lauderdale, FL	Corporate	$2,655	$909	$—	$—	$2,655	$909
Tantalum powder facility relocation	Solid Capacitors	897	2,098	—	—	—	—

A summary of the expenses aggregated in the Condensed Consolidated Statements of Operations line item “Restructuring charges” in the three and six months ended September 30, 2018 and 2017, is as follows (amounts in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2018	2017	2018	2017
Personnel reduction costs	$—	$873	$(84)	$1,111
Relocation and exit costs	—	520	(12)	1,895
Restructuring charges	$—	$1,393	$(96)	$3,006
Three Months Ended September 30, 2017
The Company incurred $1.4 million in restructuring charges in the three months ended September 30, 2017 comprised of $0.9 million in personnel reduction costs and $0.5 million in manufacturing relocation and exit costs.
The personnel reduction costs of $0.9 million were due to severance charges across various overhead functions in the Simpsonville, South Carolina office as these functions were relocated to the Company's new corporate headquarters in Fort Lauderdale, Florida.
The manufacturing relocation and exit costs of $0.5 million primarily consisted of $0.4 million in expenses related to the relocation of the K-Salt operations to the existing Matamoros, Mexico plant and $0.1 million in exit costs related to the shut-down of operations for KEMET Foil Manufacturing, LLC (“KFM”) in Knoxville, Tennessee.
Six Months Ended September 30, 2017
The Company incurred $3.0 million in restructuring charges in the six months ended September 30, 2017 comprised of $1.1 million in personnel reduction costs and $1.9 million in manufacturing relocation and exit costs.
The personnel reduction costs of $1.1 million were due to severance charges across various overhead functions in the Simpsonville, South Carolina office as these functions were relocated to the Company's new corporate headquarters in Fort Lauderdale, Florida.
The manufacturing relocation and exit costs of $1.9 million primarily consisted of $0.9 million in lease termination penalties related to the relocation of global marketing, finance and accounting, and information technology functions to the Company's Fort Lauderdale, Florida office, $0.6 million in expenses related to the relocation of the K-Salt operations to the existing Matamoros, Mexico plant, $0.3 million in exit costs related to the shut-down of operations for KFM, and $0.1 million related to the transfer of certain Tantalum production from Simpsonville, South Carolina to Victoria, Mexico.
Reconciliation of Restructuring Liability
A reconciliation of the beginning and ending liability balances for restructuring charges included in the line items “Accrued expenses” and “Other non-current obligations” on the Condensed Consolidated Balance Sheets for the three and six months ended September 30, 2018 and 2017 is as follows (amounts in thousands):

	Three Months Ended September 30, 2018		Three Months Ended September 30, 2017
	Personnel Reductions	Manufacturing Relocations	Personnel Reductions	Manufacturing Relocations
Beginning of period	$4,170	$317	$798	$314
Costs charged to expense	—	—	873	520
Costs paid or settled	(1,313)	—	(179)	(520)
Change in foreign exchange	(20)	(7)	2	(2)
End of period	$2,837	$310	$1,494	$312

	Six Months Ended September 30, 2018		Six Months Ended September 30, 2017
	Personnel Reductions	Manufacturing Relocations	Personnel Reductions	Manufacturing Relocations
Beginning of period	$9,629	$330	$999	$406
TOKIN opening balance	—	—	—	314
Costs charged to expense	(79)	—	1,111	1,895
Costs paid or settled	(6,449)	—	(636)	(2,301)
Change in foreign exchange	(264)	(20)	20	(2)
End of period	$2,837	$310	$1,494	$312

Note 6. Comprehensive Income (Loss) and Accumulated Other Comprehensive Income
Changes in Accumulated Other Comprehensive Income (Loss) (“AOCI”) for the three and six months ended September 30, 2018 and 2017 include the following components (amounts in thousands):

	Foreign Currency Translation (1)(2)	Post-Retirement Benefit Plan Adjustments	Defined Benefit Pension Plans, Net of Tax (3)	Ownership Share of Equity Method Investees’ Other Comprehensive Income (Loss)	Foreign Exchange Contracts	Net Accumulated Other Comprehensive Income (Loss) (2)
Balance at June 30, 2018	$(14,488)	$840	$(14,792)	$274	$(3,284)	$(31,450)
Other comprehensive income (loss) before reclassifications	(3,149)	—	—	(6)	4,099	944
Amounts reclassified out of AOCI	—	(39)	248	—	1,089	1,298
Other comprehensive income (loss)	(3,149)	(39)	248	(6)	5,188	2,242
Balance at September 30, 2018	$(17,637)	$801	$(14,544)	$268	$1,904	$(29,208)

	Foreign Currency Translation (1)(2)	Post-Retirement Benefit Plan Adjustments	Defined Benefit Pension Plans, Net of Tax (3)	Ownership Share of Equity Method Investees’ Other Comprehensive Income (Loss)	Foreign Exchange Contracts	Net Accumulated Other Comprehensive Income (Loss) (2)
Balance at June 30, 2017	$(21,203)	$1,087	$(14,854)	$274	$3,859	$(30,837)
Other comprehensive income (loss) before reclassifications	9,020	—	—	—	(1,325)	7,695
Amounts reclassified out of AOCI	—	(47)	(297)	—	(1,104)	(1,448)
Other comprehensive income (loss)	9,020	(47)	(297)	—	(2,429)	6,247
Balance at September 30, 2017	$(12,183)	$1,040	$(15,151)	$274	$1,430	$(24,590)

	Foreign Currency Translation (1) (2)	Post-Retirement Benefit Plan Adjustments	Defined Benefit Pension Plans, Net of Tax (3)	Ownership Share of Equity Method Investees’ Other Comprehensive Income (Loss)	Foreign Exchange Contracts	Net Accumulated Other Comprehensive Income (Loss) (2)
Balance at March 31, 2018	$9,715	$879	$(14,831)	$285	$1,154	$(2,798)
Other comprehensive income (loss) before reclassifications	(27,352)	—	—	(17)	304	(27,065)
Amounts reclassified out of AOCI	—	(78)	287	—	446	655
Other comprehensive income (loss)	(27,352)	(78)	287	(17)	750	(26,410)
Balance at September 30, 2018	$(17,637)	$801	$(14,544)	$268	$1,904	$(29,208)

	Foreign Currency Translation (1) (2)	Post-Retirement Benefit Plan Adjustments	Defined Benefit Pension Plans, Net of Tax (3)	Ownership Share of Equity Method Investees’ Other Comprehensive Income (Loss)	Foreign Exchange Contracts	Net Accumulated Other Comprehensive Income (Loss) (2)
Balance at March 31, 2017	$(25,556)	$1,134	$(14,998)	$(5,299)	$2,907	$(41,812)
Other comprehensive income (loss) before reclassifications	13,373	—	—	5,573	(1,432)	17,514
Amounts reclassified out of AOCI	—	(94)	(153)	—	(45)	(292)
Other comprehensive income (loss)	13,373	(94)	(153)	5,573	(1,477)	17,222
Balance at September 30, 2017	$(12,183)	$1,040	$(15,151)	$274	$1,430	$(24,590)
_________________
(1) Due primarily to the Company’s valuation allowance on deferred tax assets, there were no significant deferred tax effects associated with the cumulative currency translation gains and losses during the three and six months ended September 30, 2018 and 2017.
(2) March 31, 2017, March 31, 2018 and September 30, 2017 were adjusted due to the adoption of ASC 606.
(3) Ending balance is net of tax of $2.2 million as of September 30, 2018 and 2017, respectively.

Note 7. Equity Method Investments
The following table provides a reconciliation of equity method investments to the Company's Condensed Consolidated Balance Sheets (amounts in thousands):

	September 30, 2018	March 31, 2018
Nippon Yttrium Co., Ltd ("NYC")	$7,883	$8,148
NT Sales Co., Ltd ("NTS")	1,052	998
Novasentis Inc. (“Novasentis”)	2,351	2,870
KEMET Jianghai Electronics Components Co., Ltd (“KEMET Jianghai”)	929	—
	$12,215	$12,016
TOKIN's Joint Ventures - NYC and NTS

NYC was established in 1966 by TOKIN (previously Tohoku Metal Industries Co., Ltd.) and Mitsui Mining and Smelting Co., Ltd (“Mitsui”). NYC was established to commercialize yttrium oxides and the Company owns 30% of NYC's stock. The carrying amount of the Company's equity investment in NYC was $7.9 million and $8.1 million as of September 30, 2018 and March 31, 2018, respectively.

NTS was established in 2004 by TOKIN, however subsequent to its formation, TOKIN sold 67% of its stock. NTS provides world-class electronic devices by utilizing global procurement networks and the Company owns 33% of NTS' stock. During the quarter ended September 30, 2018, a significant portion of NTS' sales were TOKIN’s products. The carrying amount of the Company's equity investment in NTS was $1.1 million and $1.0 million as of September 30, 2018 and March 31, 2018, respectively.

Summarized transactions between KEMET and NTS were as follows (amounts in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2018	2017	2018	2017
KEMET's sales to NTS	$12,389	$13,131	$24,597	$25,965
NTS' sales to KEMET	383	315	771	724
Investment in Novasentis
In fiscal year 2018, KEMET invested in the Series-D round of funding of Novasentis, a leading developer of film-based haptic actuators. Novasentis produces the world’s thinnest electro mechanical polymer-based actuators that provide rich haptic feedback for a variety of applications, including AR/VR and Wearables. Novasentis supplies its “smart” film and KEMET applies its expertise in manufacturing film capacitors to the development and commercial production of the actuators. The Company's ownership percentage in Novasentis is 15% and has 1 of 3 seats on Novasentis’ board of directors. Additionally, KEMET has an exclusive manufacturing supply agreement, whereby Novasentis will purchase goods exclusively from KEMET and KEMET shall manufacture and sell goods exclusively to Novasentis.

While the Company determined that Novasentis is a variable interest entity, the Company concluded that it is not the primary beneficiary of Novasentis. Accordingly, the Company accounts for its investment in Novasentis under the equity method of accounting.

The carrying amount of the Company's equity investment in Novasentis was $2.4 million and $2.9 million as of September 30, 2018 and March 31, 2018, respectively. As of both September 30, 2018 and March 31, 2018, the Company's maximum exposure to loss in its investment in Novasentis was limited to the carrying amount of its investment.

Under the equity method, the Company's share of profits and losses, and impairment charges from equity method investments are included in “Equity income (loss) from equity method investments” in the Condensed Consolidated Statements of Operations.
KEMET Jianghai Joint Venture
On January 29, 2018, the Company entered into a joint venture agreement with JIANGHAI (Nantong) Film Capacitor Co., Ltd (“Jianghai Film”), a subsidiary of Nantong Jianghai Capacitor Co., Ltd (“Jianghai”) for the formation of KEMET Jianghai, a limited liability company located in Nantong, China. KEMET Jianghai was officially formed on May 16, 2018 to manufacture axial electrolytic capacitors and (H)EV Film DC brick capacitors, for distribution through the KEMET and Jianghai Film sales channels. The Company's ownership percentage is 50% and the Company and Jianghai Film will be equally represented on the joint venture’s board of directors.

The Company's initial capital contribution to KEMET Jianghai was made during the second quarter of fiscal year 2019, and the Company accounts for its investment using the equity method due to the related nature of operations and its ability to influence the joint venture's decisions. As of September 30, 2018, the carrying amount of the Company's equity investment in KEMET Jianghai was $0.9 million.

Note 8. Segment and Geographic Information
The Company is organized into three segments: Solid Capacitors, the Film and Electrolytic segment (“Film and Electrolytic”) and MSA.
The segments are responsible for their respective manufacturing sites as well as their research and development efforts. The Company does not allocate corporate indirect selling, general and administrative (“SG&A”) or shared Research and development (“R&D”) expenses to the segments.
Solid Capacitors
Solid Capacitors operates in ten manufacturing sites in the United States, Mexico, and Asia, and operates innovation centers in the United States and Japan. Solid Capacitors primarily produces tantalum, aluminum polymer, and ceramic capacitors, which are sold globally. Solid Capacitors also produces tantalum powder used in the production of tantalum capacitors.

Film and Electrolytic
Film and Electrolytic operates in ten manufacturing sites throughout Europe and Asia, and maintain product innovation centers in Italy, Portugal, and Sweden. Film and Electrolytic primarily produces film, paper, and wet aluminum electrolytic capacitors, which are sold globally. In addition, the Film and Electrolytic segment designs and produces electromagnetic interference filters.
MSA
MSA operates in four manufacturing sites throughout Asia and operates a product innovation center in Japan. MSA primarily produces electro-magnetically compatible ("EMC") materials and devices, piezo materials and actuators, and various types of sensors, which are sold globally.
In the following tables, revenue is disaggregated by primary geographical market, sales channel, and major product lines. The table also includes a reconciliation of the disaggregated revenue with the reportable segments for the three and six months ended September 30, 2018 and 2017 (amounts in thousands):

	Three Months Ended September 30, 2018
	Solid Capacitors	Film and Electrolytic	MSA	Total

Primary geographical markets
Asia and the Pacific Rim ("APAC")	$106,535	$12,709	$19,144	$138,388
Europe, the Middle East, and Africa ("EMEA")	46,073	30,831	828	77,732
North and South America ("Americas")	73,345	6,844	2,100	82,289
Japan and Korea ("JPKO")	9,520	244	41,060	50,824
	$235,473	$50,628	$63,132	$349,233

Sales Channel
OEM	$74,550	$20,095	$59,387	$154,032
Distributor	116,947	24,762	2,707	144,416
EMS	43,976	5,771	1,038	50,785
	$235,473	$50,628	$63,132	$349,233

Major product lines
Tantalum	$148,054	$—	$—	$148,054
Ceramics	87,419	—	—	$87,419
Film and Electrolytic	—	50,628	—	$50,628
MSA	—	—	63,132	$63,132
	$235,473	$50,628	$63,132	$349,233

	Three Months Ended September 30, 2017
	Solid Capacitors	Film and Electrolytic	MSA	Total (1)

Primary geographical markets
APAC	$95,315	$14,164	$19,097	$128,576
EMEA	37,333	28,686	566	66,585
Americas	54,545	5,148	1,975	61,668
JPKO	4,074	—	40,665	44,739
	$191,267	$47,998	$62,303	$301,568

Sales Channel
OEM	$66,923	$22,295	$60,360	$149,578
Distributor	85,472	20,224	1,761	107,457
EMS	38,872	5,479	182	44,533
	$191,267	$47,998	$62,303	$301,568

Major product lines
Tantalum	$125,404	$—	$—	$125,404
Ceramics	65,863	—	—	65,863
Film and Electrolytic	—	47,998	—	47,998
MSA	—	—	62,303	62,303
	$191,267	$47,998	$62,303	$301,568
 __________________
(1) Three months ended September 30, 2017 adjusted due to the adoption of ASC 606.

	Six Months Ended September 30, 2018
	Solid Capacitors	Film and Electrolytic	MSA	Total

Primary geographical markets
APAC	$206,907	$28,297	$36,143	$271,347
EMEA	87,538	63,439	1,403	152,380
Americas	136,449	13,493	4,498	154,440
JPKO	18,400	354	79,928	98,682
	$449,294	$105,583	$121,972	$676,849

Sales Channel
OEM	$144,938	$42,536	$115,487	$302,961
Distributor	224,580	51,330	5,192	281,102
EMS	79,776	11,717	1,293	92,786
	$449,294	$105,583	$121,972	$676,849

Major product lines
Tantalum	$282,367	$—	$—	$282,367
Ceramics	166,927	—	—	166,927
Film and Electrolytic	—	105,583	—	105,583
MSA	—	—	121,972	121,972
	$449,294	$105,583	$121,972	$676,849

	Six Months Ended September 30, 2017
	Solid Capacitors	Film and Electrolytic	MSA	Total (1)

Primary geographical markets
APAC	$167,971	$28,463	$39,551	$235,985
EMEA	74,965	57,167	946	133,078
Americas	112,743	9,851	3,738	126,332
JPKO	17,707	—	62,412	80,119
	$373,386	$95,481	$106,647	$575,514

Sales Channel
OEM	$125,915	$42,735	$98,160	$266,810
Distributor	172,392	41,627	8,187	222,206
EMS	75,079	11,119	300	86,498
	$373,386	$95,481	$106,647	$575,514

Major product lines
Tantalum	$241,854	$—	$—	$241,854
Ceramics	131,532	—	—	131,532
Film and Electrolytic	—	95,481	—	95,481
MSA	—	—	106,647	106,647
	$373,386	$95,481	$106,647	$575,514
 __________________
(1) Six months ended September 30, 2017 adjusted due to the adoption of ASC 606.

The following table reflects each segment’s operating income (loss), depreciation and amortization expenses, and restructuring charges for the three and six months ended September 30, 2018 and 2017 (amounts in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2018	2017	2018	2017
Operating income (loss) (1):
Solid Capacitors	$84,686	$56,717	$154,351	$109,426
Film and Electrolytic	4,236	1,263	5,303	3,391
MSA	7,132	7,765	13,187	8,123
Corporate	(46,054)	(34,148)	(87,665)	(61,736)
	$50,000	$31,597	$85,176	$59,204
Depreciation and amortization expense:
Solid Capacitors	$7,353	$7,547	$14,535	$14,590
Film and Electrolytic	2,198	2,781	4,818	5,553
MSA	1,153	790	2,657	1,504
Corporate	1,841	2,436	3,632	4,366
	$12,545	$13,554	$25,642	$26,013
 __________________
(1) Restructuring charges included in Operating income (loss) are as follows (amounts in thousands).

	Three Months Ended September 30,		Six Months Ended September 30,
	2018	2017	2018	2017
Restructuring charges:
Solid Capacitors	$—	$416	$(18)	$720
Film and Electrolytic	—	104	1	265
MSA	—	—	—	—
Corporate	—	873	(79)	2,021
	$—	$1,393	$(96)	$3,006

Note 9.  Defined Benefit Pension and Other Postretirement Benefit Plans
The Company sponsors eleven defined benefit pension plans: six in Europe, one in Singapore, two in Mexico, and two in Japan. The Company funds the pension liabilities in accordance with laws and regulations applicable to those plans.
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

The components of net periodic benefit (income) costs relating to the Company’s pension and other postretirement benefit plans for the three months ended September 30, 2018 and 2017 are as follows (amounts in thousands):

	Pension		Other Benefits
	Three Months Ended September 30,		Three Months Ended September 30,
	2018	2017	2018	2017
Net service cost	$1,233	$1,316	$—	$—
Interest cost	478	425	3	3
Expected return on net assets	(531)	(504)	—	—
Amortization:
Actuarial (gain) loss	107	90	(39)	(47)
Prior service cost	23	20	—	—
Total net periodic benefit (income) costs	$1,310	$1,347	$(36)	$(44)
The components of net periodic benefit (income) costs relating to the Company’s pension and other postretirement benefit plans for the six months ended September 30, 2018 and 2017 are as follows (amounts in thousands):

	Pension		Other Benefits
	Six Months Ended September 30,		Six Months Ended September 30,
	2018	2017	2018	2017
Net service cost	$2,466	$2,632	$—	$—
Interest cost	956	850	6	6
Expected return on net assets	(1,062)	(1,007)	—	—
Amortization:			0
Actuarial (gain) loss	214	181	(77)	(94)
Prior service cost	46	40	—	—
Total net periodic benefit (income) costs	$2,620	$2,696	$(71)	$(88)
All of the amounts in the tables above, other than service cost, were recorded in the line item "Other (income) expense, net" in our Condensed Consolidated Statements of Operations. In fiscal year 2019, the Company expects to contribute up to $8.5 million to the pension plans, $5.0 million of which has been contributed as of September 30, 2018. For the postretirement benefit plan, the Company’s policy is to pay benefits as costs are incurred.

Note 10. Stock-Based Compensation
As of September 30, 2018, the KEMET Corporation Omnibus Incentive Plan (the “Incentive Plan”), which amended and restated the KEMET Corporation 2014 Amendment and Restatement of the KEMET Corporation 2011 Omnibus Equity Incentive Plan, approved by the Company’s stockholders on August 2, 2017, is the only plan the Company has to issue equity based awards to executives and key employees. Upon adoption of the Incentive Plan, no further awards were permitted to be granted under the Company’s prior plans, including the 1992 Key Employee Stock Option Plan, the 1995 Executive Stock Option Plan, and the 2004 Long-Term Equity Incentive Plan (collectively, the “Prior Plans”).
The Incentive Plan has authorized, in the aggregate, the grant of up to 12.2 million shares of the Company’s Common Stock, comprised of 11.4 million shares under the Incentive Plan and 0.8 million shares remaining from the Prior Plans and authorizes the Company to provide equity-based compensation in the form of:

•	stock options, including incentive stock options, entitling the optionee to favorable tax treatment under Section 422 of the Internal Revenue Code;

•	stock appreciation rights;

•	restricted stock and restricted stock units (“RSUs”);

•	other share-based awards; and

•	performance awards.

Except as described below, options issued under these plans vest within one to three years and expire ten years from the grant date. Restricted stock and RSUs issued under these plans vest over one to four years, except for RSUs granted to members of the Board of Directors (the “Board”), which vest immediately beginning in fiscal year 2019. The Company grants RSUs to members of the Board, the Chief Executive Officer and key members of management. Once vested and settled, RSUs are converted into restricted stock. For members of the Board and key members of management, such restricted stock cannot be sold until 90 days after termination of service with the Company, or until the individual achieves the targeted ownership under the Company’s stock ownership guidelines, and only to the extent that such ownership level exceeds the target. Compensation expense is recognized over the respective vesting periods.
Historically, the Board of the Company has approved annual Long Term Incentive Plans (“LTIP”), which cover two year periods and are primarily based upon the achievement of an Adjusted EBITDA range for the two-year period. At the time of the award, the individual plans entitle the participants to receive cash or RSUs, or a combination of both as determined by the Company’s Board. The 2016/2017, 2017/2018, 2018/2019 and 2019/2020 LTIP also awarded RSUs which vest over the course of three years from the anniversary of the establishment of the plan and are not subject to a performance metric. The Company assesses the likelihood of meeting the Adjusted EBITDA financial metric on a quarterly basis and adjusts compensation expense to match expectations. Any related liability is reflected in the line item “Accrued expenses” on the Condensed Consolidated Balance Sheets and any RSU commitment is reflected in the line item “Additional paid-in capital” on the Condensed Consolidated Balance Sheets.
On May 18, 2018, the Company granted RSUs under the 2019/2020 LTIP with a grant date fair value of $17.86 that vest as follows (amounts in thousands):

Shares
May 18, 2019	63
May 18, 2020	138
May 18, 2021	140
Total shares granted (1)	341
 __________________
(1) RSUs granted include a performance component. Therefore the granted shares shown above are an estimate based upon current performance expectations. The final number of shares granted depends on the achievement of performance metrics.
The following is the vesting schedule of RSUs under each respective LTIP, which vested during the six months ended September 30, 2018 (shares in thousands):

	2018/2019	2017/2018	2016/2017
Time-based award vested	72	198	191
Performance-based award vested	—	—	173
Restricted stock activity, excluding the LTIP activity discussed above, for the six months ended September 30, 2018 is as follows (amounts in thousands except fair value):

	Shares	Weighted- average Fair Value on Grant Date
Non-vested restricted stock at March 31, 2018	1,405	$9.82
Granted	83	25.13
Vested	(507)	13.66
Forfeited	(11)	6.84
Non-vested restricted stock at September 30, 2018	970	$9.16

Vested shares include the acceleration of 275,000 shares related to the April 18, 2018 Amended and Restated Employment Agreement for Per-Olof Loof, Chief Executive Officer, which amends and restates Mr. Loof's prior employment agreement with the Company dated June 29, 2015. Upon the signing of the Amended and Restated Employment Agreement, certain RSUs previously granted to Mr. Loof on June 29, 2015, totaling 175,000 shares, and on September 6, 2017, totaling 100,000 shares, both of which were scheduled to vest over time, became fully vested. Incremental compensation cost resulting from the modification totaled $1.7 million.

The compensation expense associated with stock-based compensation for the three months ended September 30, 2018 and 2017 is recorded on the Condensed Consolidated Statements of Operations as follows (amounts in thousands):

	Three Months Ended September 30, 2018			Three Months Ended September 30, 2017
	Stock Options	Restricted Stock	LTIPs	Stock Options	Restricted Stock	LTIPs
Cost of sales	$—	$351	$335	$—	$174	$168
Selling, general and administrative expenses	—	2,807	840	—	726	416
Research and development	—	17	67	—	10	36
Total	$—	$3,175	$1,242	$—	$910	$620
The compensation expense associated with stock-based compensation for the six months ended September 30, 2018 and 2017 is recorded on the Condensed Consolidated Statements of Operations as follows (amounts in thousands):

	Six Months Ended September 30, 2018			Six Months Ended September 30, 2017
	Stock Options	Restricted Stock	LTIPs	Stock Options	Restricted Stock	LTIPs
Cost of sales	$—	$701	$574	$—	$338	$314
Selling, general and administrative expenses	—	5,688	1,361	—	1,083	804
Research and development	—	32	121	—	19	73
Total	$—	$6,421	$2,056	$—	$1,440	$1,191
In the “Operating activities” section of the Condensed Consolidated Statements of Cash Flows, stock-based compensation expense was treated as an adjustment to Net income (loss) for the six months ended September 30, 2018, and 2017. There were 71,300 stock options exercised in the six months ended September 30, 2018 and 644,795 stock options were exercised in the six months ended September 30, 2017.

Note 11. Income Taxes
During the quarter ended September 30, 2018, the Company recognized $2.0 million of income tax expense, solely comprised of $2.0 million of income tax expense related to foreign operations. The $2.0 million of income tax expense related to foreign operations includes a $1.2 million expense related to the final settlement of an uncertain tax position. During the six months ended September 30, 2018, the Company recognized $6.6 million of income tax expense, comprised of $6.7 million of income tax expense related to foreign operations and $0.2 million of federal income tax expense, offset by $0.3 million of state income tax benefit. The $6.7 million of income tax expense related to foreign operations includes a $0.3 million expense related to the settlement of an uncertain tax position.
During the quarter ended September 30, 2017, the Company recognized $2.9 million of income tax expense comprised of $2.7 million of income tax expense related to foreign operations, $0.1 million of federal income tax expense, and $0.1 million of state income tax expense. During the six months ended September 30, 2017, the Company recognized $4.0 million of income tax expense, comprised of $3.6 million of income tax expense related to foreign operations, $0.2 million of federal income tax expense, and $0.2 million of state income tax expense.
The effective tax rates differ from income taxes recorded using a statutory rate largely due to the relative mix in earnings and losses in various tax jurisdictions and the usage of the net operating losses and reversal of associated valuation allowances previously recorded on the deferred tax assets.
Tax Cuts and Jobs Act
The Tax Cuts and Jobs Act (the “Act”) was enacted on December 22, 2017. The Act reduces the US federal corporate tax rate from 35% to 21%, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred, and creates new taxes on certain foreign-sourced earnings.
The Company is applying the guidance in SAB 118 when accounting for the enactment-date effects of the Act. At September 30, 2018, the Company has not completed its accounting for all of the tax effects of the Act. In certain cases, as described below, the Company has made a reasonable estimate of certain effects of the Act. In other cases, the Company has not been able to make a reasonable estimate and continues to account for those items based on its existing accounting under

ASC 740, Income Taxes, and the provisions of the tax laws that were in effect immediately prior to enactment. In all cases, the Company will continue to make and refine its calculations as additional analysis is completed. The Company’s estimates may also be affected as it gains a more thorough understanding of the tax law. These changes could be material to income tax expense.
The Company has initially determined a $0.8 million tax benefit impact related to the US federal corporate tax rate change to its existing deferred tax balances, which was included as a component of income tax expense for fiscal year 2018. The Company estimates no tax impact from the estimated transition tax repatriation charge of $75.3 million due to net operating loss utilization and a valuation allowance in the U.S. There is no impact to foreign locations. The Company is working to finalize the calculation for the one-time transition tax and in the interim we will continue to account for this item based on its existing accounting under ASC 740, Income Taxes.
Certain provisions of the Act did not impact the Company until the current fiscal year. These provisions include, but are not limited to, the base erosion anti-abuse tax (“BEAT”), the provision designed to tax global intangible low-taxed income (“GILTI”), the foreign-derived intangible income (“FDII”) provision, and the provision designed to limit interest expense deductions. Given the complexity of the new provisions, the Company continues to evaluate the impact the Act will have on the Condensed Consolidated Financial Statements.
The Company has made sufficient progress in its calculations related to BEAT to reasonably estimate the effect on its estimated annual effective tax rate for the 2019 fiscal year. This adjustment increased the annual effective tax rate by 0.5% and will be further evaluated in future interim periods. However, the Company is still evaluating the effects of GILTI, FDII, and the provision designed to limit interest expense deductions, and the Company is not able to quantify the impact on the Condensed Consolidated Financial Statements at this time. In addition, FASB Staff Q&A, Topic 740, No. 5, Accounting for GILTI, states that an entity can make an accounting policy election to either treat taxes due on the GILTI as a current period expense or factor such amounts into the measurement of its deferred taxes. Given the complexity of the GILTI provisions, the Company is still evaluating and has not yet determined its accounting policy.

Note 12. Basic and Diluted Net Income (Loss) Per Common Share
The following table presents basic earnings per share (“EPS”) and diluted EPS (amounts in thousands, except per share data):

	Three Months Ended September 30,		Six Months Ended September 30,
	2018	2017	2018	2017
Numerator:
Net income (loss) (1)	$37,141	$12,819	$72,361	$233,258
Denominator:
Weighted-average shares outstanding:
Basic	57,799	49,819	57,570	48,607
Assumed conversion of employee stock grants	1,398	2,284	1,549	2,489
Assumed conversion of warrants	—	6,306	—	7,040
Diluted	59,197	58,409	59,119	58,136

Net income (loss) per basic share	$0.64	$0.26	$1.26	$4.80

Net income (loss) per diluted share (2)	$0.63	$0.22	$1.22	$4.01
  __________________
(1) Three and six months ended September 30, 2017 adjusted due to the adoption of ASC 606.
(2) Six months ended September 30, 2017 adjusted due to the adoption of ASC 606.

Common stock equivalents that could potentially dilute net income (loss) per basic share in the future, but were not included in the computation of diluted earnings per share because the impact would have been anti-dilutive, are as follows (amounts in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2018	2017	2018	2017
Assumed conversion of employee stock grants	—	121	—	97

Note 13: Derivatives
The Company uses certain derivative instruments (i.e., foreign exchange contracts) to reduce exposure to the volatility of foreign currencies impacting revenues and the costs of its products.
Certain operating expenses at the Company’s Mexican facilities are paid in Mexican Pesos. In order to hedge a portion of these forecasted cash flows, the Company purchases foreign exchange contracts, with terms generally less than twelve months, to buy Mexican Pesos for periods and amounts consistent with underlying cash flow exposures. These contracts are designated as cash flow hedges at inception and monitored for effectiveness on a routine basis. The notional value of outstanding Peso contracts was $71.3 million and $70.6 million as of September 30, 2018 and March 31, 2018, respectively.
The Company formally documents all relationships between hedging instruments and hedged items, as well as risk management objectives and strategies for undertaking various hedge transactions.
The Company records and presents the fair values of all of its derivative assets and liabilities in the Condensed Consolidated Balance Sheets on a net basis, since they are subject to master netting agreements. If the Company were to account for the asset and liability balances of its forward foreign currency exchange contracts on a gross basis, the amounts presented in the Condensed Consolidated Balance Sheets would be adjusted from the current net presentation to the gross amounts as detailed in the following table.
The balance sheet classifications and fair value of derivative instruments as of September 30, 2018 and March 31, 2018 are as follows (amounts in thousands):

	Fair Value of Derivative Instruments (1)
	September 30, 2018			March 31, 2018
	As Presented (1)	Offset	Gross	As Presented (1)	Offset	Gross
Prepaid and other current assets	$1,903	$30	$1,933	$1,154	$—	$1,154
Accrued expenses	—	(30)	(30)	—	—	—
	$1,903	$—	$1,903	$1,154	$—	$1,154
_________________
(1) Fair Value measured using Level 2 inputs by adjusting the market spot rate by forward points, based on the date of the contract. The spot rates and forward points used are based on an average rate from an actively traded market.
Amounts reclassified from AOCI to earnings on the Condensed Consolidated Statement of Operations for the three and six months ended September 30, 2018 and 2017 are as follows (amounts in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2018	2017	2018	2017
Net Sales	$—	$—	$—	$—
Operating costs and expenses:
Cost of sales	(1,089)	1,104	(446)	45
Total operating costs and expenses	(1,089)	1,104	(446)	45
Operating income (loss)	$(1,089)	$1,104	$(446)	$45
Unrealized gains and losses associated with the change in fair value of these financial instruments are recorded in AOCI. Changes in the derivatives’ fair values are deferred and recorded as a component of AOCI until the underlying transaction is settled and recorded to the Statement of Operations. When the hedged item affects income, gains or losses are reclassified from AOCI to the Condensed Consolidated Statement of Operations as Cost of sales for foreign exchange contracts to purchase such foreign currency. Any ineffectiveness, if material, in the Company’s hedging relationships is recognized immediately as a loss within the same income statement accounts as described above; to date, there has not been any ineffectiveness. Changes in derivative balances impact the line items “Prepaid expenses and other current assets” and “Accrued expenses” on the Condensed Consolidated Balance Sheets and Statements of Cash Flows.

Note 14. Concentrations of Risks
The Company sells to customers globally. Credit evaluations of its customers’ financial condition are performed periodically, and the Company generally does not require collateral from its customers. One customer, TTI, Inc., an electronics distributor, accounted for over 10% of the Company’s net sales for the three and six months ended September 30, 2018 and 2017. There were no accounts receivable balances from any customer exceeding 10% of gross accounts receivable as of September 30, 2018 and March 31, 2018.
Electronics distributors are an important channel in the electronics industry and accounted for 41.4% and 35.6% of the Company's net sales for the three months ended September 30, 2018 and 2017, respectively, and 41.5% and 38.6% for the six months ended September 30, 2018 and 2017, respectively. As a result of the Company’s concentration of sales to electronics distributors, the Company may experience fluctuations in the Company’s operating results as electronics distributors experience fluctuations in end-market demand and/or adjust their inventory stocking levels.
Legal Update
In July 2013, TOKIN was named as one of eight defendants in two purported U.S. class action antitrust lawsuits (In Re: Lithium Ion Batteries Antitrust Litigation, 13-MD-02420-YGR, United States District Court, Northern District of California) (the “Battery Class Action Suits”) regarding the sale of lithium ion batteries brought on behalf of direct product purchasers and indirect product purchasers. On March 2, 2018, TOKIN entered into a settlement agreement, which, subject to court approval, provides for the release of TOKIN and its subsidiaries from claims asserted in the Battery Class Action Suits, in consideration of which, TOKIN agreed to pay $2.0 million to the settlement class of indirect product purchasers. On May 16, 2018, the Court granted final approval to a settlement agreement by which, in consideration of the release of TOKIN and its subsidiaries from claims asserted in the Battery Class Action Suits, TOKIN agreed to pay $4.95 million to the settlement class of direct product purchasers. TOKIN had paid the settlement amount for the settlement class of direct product purchasers on January 18, 2018, prior to receiving the final court approval.
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
On December 9, 2015, the Taiwan Fair Trade Commission (“TFTC”) publicly announced that TOKIN would be fined 1.2 billion New Taiwan dollars (“NTD”) (approximately USD $39.9 million) for violations of the Taiwan Fair Trade Act. Subsequently, the TFTC has reduced the fine to NTD 609.1 million (approximately USD $19.9 million). In February 2016, TOKIN commenced an administrative suit in Taiwan, challenging the validity of the amount of the fine. On August 23, 2018, the Taipei High Administrative Court revoked the TFTC decision, finding that the decision had been time-barred by applicable statute. On September 21, 2018, the TFTC filed an appeal against the High Administrative Court's decision.
On March 29, 2016, the Japan Fair Trade Commission published an order by which TOKIN was fined JPY 127.2 million (approximately USD $1.1 million) for violation of the Japanese Antimonopoly Act. Payment of the fine was made on October 31, 2016.
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
On March 21, 2018, the European Commission announced a decision by which TOKIN was fined EUR 8.8 million directly (approximately USD $10.3 million) and EUR 5.0 million (approximately USD $5.9 million) jointly and severally with NEC Corporation, for violation of the competition laws of the European Union. Payment of the fines were made on June 28, 2018. On June 4, 2018, TOKIN filed an appeal with the General Court of the European Union, seeking annulment and/or reduction of the fines.
On May 30, 2018, TOKIN entered into a definitive settlement agreement, subject to court approval, with the plaintiffs in the Canadian Complaints (as defined in “Item 3. Legal Proceedings” of the Company's 2018 Form 10-K). Pursuant to the terms of the settlement, in consideration of the release of TOKIN and its subsidiaries (including TOKIN America, Inc.) from claims asserted in the Canadian Complaints, TOKIN paid CAD 2.9 million (approximately USD $2.2 million) to a settlement class of purchasers of aluminum and tantalum electrolytic capacitors and purchasers of products containing such capacitors. The settlement payment was made on June 27, 2018.
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
On September 16, 2018, the Korean Fair Trade Commission (“KFTC”) announced its decision to impose an administrative fine on TOKIN for violation of South Korea's Monopoly Regulation and Fair Trade Law. Although the final amount of the fine has not been officially announced, based on communications with the KTTC, TOKIN expects the amount of the fine to be KRW 8.2 billion (approximately USD $7.3 million) The KFTC is required to provide TOKIN with its final written decision, which is expected within 40 days of the announcement date. TOKIN can appeal the KFTC's decision to the Seoul High Court within 30 days of TOKIN's receipt of the KFTC's final decision. TOKIN will be required to pay the fine within 60 days of its receipt of the KFTC's final decision, even if the decision is appealed.
The remaining governmental investigations are continuing at various stages. As of September 30, 2018, TOKIN’s accrual for antitrust and civil litigation claims totaled $51.8 million which is stated in the following line items, “Account payable” ($10.0 million), “Accrued expenses” ($19.2 million) and “Other non-current obligations” ($22.6 million) on the Condensed Consolidated Balance Sheets. This amount includes the best estimate of losses which may result from the ongoing antitrust investigations, civil litigation and claims. However, the actual outcomes could differ from what has been accrued. Additionally, under the terms of the TOKIN Purchase Agreement, KEMET will be responsible for defending all suits brought against TOKIN, paying all expenses and satisfying all judgments to the extent incurred by or rendered against TOKIN arising out of or related the capacitor antitrust investigations and related litigation described above.

Note 15. Subsequent Events
Long-term debt

On October 29, 2018, TOKIN entered into a JPY 33.0 billion (approximately $296.0 million) Term Loan Agreement (the “Term Loan Facility”) by and among TOKIN, the lenders party thereto (the “Lenders”) and Sumitomo Mitsui Trust Bank, Limited in its capacity as agent (the “Agent”), arranger and Lender. The Company expects the closing and funding of the new Term Loan Facility, which is subject to customary terms and conditions, to occur on or around November 7, 2018.

The proceeds from the new Term Loan Facility will be used by TOKIN to make intercompany loans to the Company. The Company will use the proceeds of the loans from TOKIN, together with other cash on hand, to prepay in full all of the outstanding amounts under the Company’s existing Term Loan Credit Agreement, by and among the Company, KEC, the lenders party thereto and Bank of America, N.A., as administrative agent and collateral agent, and to pay related fees, costs and expenses (including a prepayment penalty of 1%). The Company currently has approximately $323.4 million outstanding under the existing Term Loan Credit Agreement. The new Term Loan Facility consists of (i) a JPY 16.5 billion (approximately $148.0 million) Term Loan A tranche (the “Term Loan A”) and (ii) a JPY 16.5 billion (approximately $148.0 million) Term Loan B tranche (the “Term Loan B” and, together with the Term Loan A, collectively, the “Term Loans”). Principal payments under Term Loan A are required semi-annually, in the amount of JPY 1.4 billion (approximately $12.3 million), while the principal of Term Loan B is due in one payment at maturity. Interest payments are due semi-annually on the Term Loans, with the interest rate based on a margin over the six-month TIBOR. The applicable margin for Term Loan A is 2.00% and for Term Loan B is 2.25%. The new Term Loans mature on September 30, 2024. KEMET and certain subsidiaries of TOKIN will be providing guarantees of the obligations under the Term Loan Facility, which will also be secured by certain assets, properties and equity interests of TOKIN and its material subsidiaries. The Term Loan Agreement contains customary covenants applicable to both the Company and to TOKIN, including maintenance of a consolidated leverage ratio, the absence of two consecutive years of operating losses and the maintenance of certain required levels of net assets. The Term Loan Agreement also contains customary events of default. TOKIN may prepay the Term Loans at any time, subject to certain notice requirements and reimbursement of loan breakage costs.

The Company is expected to recognize a $15.8 million loss on the debt extinguishment.

In connection with the closing of the new Term Loan Facility, KEMET also entered into Amendment No. 10 to Loan and Security Agreement, Waiver and Consent, dated as of October 29, 2018 (the “Revolver Amendment”), by and among KEMET, KEC, the other borrowers named therein, the financial institutions party thereto as lenders and Bank of America, N.A., a national banking association, as agent for the lenders. The Revolver Amendment provides KEMET with, among other things, increased flexibility for certain restricted payments (including dividends), and also releases certain pledges to allow the Company to complete the refinancing. The revolving credit facility is currently undrawn.

Dividend Plan

On October 30, 2018, the Company announced its intention to pay a quarterly dividend of $0.05 per share on its common stock, representing a planned annual dividend of $0.20 per share. The initial dividend will be payable on November 26, 2018 to shareholders of record as of November 16, 2018. Future dividends will be subject to the determination, declaration, and discretion of the Company's Board, as well as compliance with the Company's existing credit facilities. As of September 30, 2018, the Company had 57.4 million shares of common stock outstanding.

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
Factors that may cause actual outcomes and results to differ materially from those expressed in, or implied by, these forward-looking statements include, but are not necessarily limited to, the following: (i) adverse economic conditions could impact our ability to realize operating plans if the demand for our products declines, and such conditions could adversely affect our liquidity and ability to continue to operate and could cause a write down of long-lived assets or goodwill; (ii) an increase in the cost or a decrease in the availability of our principal or single-sourced purchased raw materials; (iii) changes in the competitive environment; (iv) uncertainty of the timing of customer product qualifications in heavily regulated industries; (v) economic, political, or regulatory changes in the countries in which we operate; (vi) difficulties, delays, or unexpected costs in completing the Company's restructuring plans; (vii) acquisitions and other strategic transactions expose us to a variety of risks, including the ability to successfully integrate and maintain adequate internal controls over financial reporting in compliance with applicable regulations; (viii) our acquisition of TOKIN Corporation may not achieve all of the anticipated results; (ix) our business could be negatively impacted by increased regulatory scrutiny and litigation; (x) difficulties associated with retaining, attracting, and training effective employees and management; (xi) the need to develop innovative products to maintain customer relationships and offset potential price erosion in older products; (xii) exposure to claims alleging product defects; (xiii) the impact of laws and regulations that apply to our business, including those relating to environmental matters, data protection, cyber security, and privacy; (xiv) the impact of international laws relating to trade, export controls and foreign corrupt practices; (xv) changes impacting international trade and corporate tax provisions related to the global manufacturing and sales of our products may have an adverse effect on our financial condition and results of operations; (xvi) volatility of financial and credit markets affecting our access to capital; (xvii) the need to reduce the total costs of our products to remain competitive; (xviii) potential limitation on the use of net operating losses to offset possible future taxable income; (xix) restrictions in our debt agreements that could limit our flexibility in operating our business; (xx) disruption to our information technology systems to function properly or control unauthorized access to our systems may cause business disruptions; (xxi) economic and demographic experience for pension and other post-retirement benefit plans could be less favorable than our assumptions; (xxii) fluctuation in distributor sales could adversely affect our results of operations; (xxiii) earthquakes and other natural disasters could disrupt our operations and have a material adverse effect on our financial condition and results of operations; and (xxiv) volatility in our stock price.
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
Accounting Policies and Estimates
The following discussion and analysis of financial condition and results of operations are based on the unaudited Condensed Consolidated Financial Statements included herein. Our significant accounting policies are described in Note 1 to the Condensed Consolidated Financial Statements in our 2018 Form 10-K. Our critical accounting policies are described under the caption “Critical Accounting Policies” in Item 7 of our 2018 Form 10-K.
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
KEMET operates twenty-four production facilities in Europe, North America, and Asia, and employs approximately 14,900 employees worldwide. Commodity manufacturing previously located in the United States has been substantially relocated to our lower-cost manufacturing facilities in Mexico, China and countries in Europe. We also have low cost manufacturing facilities located in Vietnam, Indonesia, and Thailand. Production remaining in the United States focuses primarily on early-stage manufacturing of new products and other specialty products for which customers are predominantly located in North America.
Our products are sold into a wide range of different end markets, including computing, industrial, telecommunications, transportation, consumer, defense and healthcare across all geographic regions. No single end market industry accounted for more than 30% of net sales, although one electronics distributor, TTI, Inc., accounted for more than 10% of net sales in the six months ended September 30, 2018. In addition, an aggregate of over 10% of our net sales in the six months ended September 30, 2018 were driven by sales to electronic manufacturing services providers ("EMS") for incorporation into Apple Inc. products. No single end-use direct customer accounted for more than 5% of our net sales for the six months ended September 30, 2018. During the six months ended September 30, 2018 we introduced 16,775 new products of which 142 were first to market. In addition, we continue to focus on specialty products which accounted for 39.3% of our revenue over this period.
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
Recent Developments and Trends
The following items are reflected in the financial statements for the three and six months ended September 30, 2018:
TOKIN
On April 19, 2017, the Company completed its acquisition of TOKIN, which at that time it became a 100% owned indirect subsidiary of KEMET. As such, the results for the six months ended September 30, 2017 do not include TOKIN's sales and expenses for the 19 days prior to the date of acquisition. For further information on the acquisition of TOKIN, refer to Note 2, “Acquisitions.”
Tax Cuts and Jobs Act
The Tax Cuts and Jobs Act (the “Act”) was enacted on December 22, 2017. The Act reduces the US federal corporate tax rate from 35% to 21%, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred, and creates new taxes on certain foreign-sourced earnings.
The Company is applying the guidance in SAB 118 when accounting for the enactment-date effects of the Act. At September 30, 2018, the Company has not completed its accounting for all of the tax effects of the Act. In certain cases, as described below, the Company has made a reasonable estimate of certain effects of the Act. In other cases, the Company has not been able to make a reasonable estimate and continues to account for those items based on its existing accounting under ASC 740, Income Taxes, and the provisions of the tax laws that were in effect immediately prior to enactment. In all cases, the Company will continue to make and refine its calculations as additional analysis is completed. The Company’s estimates may also be affected as it gains a more thorough understanding of the tax law. These changes could be material to income tax expense.
The Company has initially determined a $0.8 million tax benefit impact related to the US federal corporate tax rate change to its existing deferred tax balances, which was included as a component of income tax expense for fiscal year 2018. The Company estimates no tax impact from the estimated transition tax repatriation charge of $75.3 million due to net operating loss utilization and a valuation allowance in the U.S. There is no impact to foreign locations. The Company is working to finalize the calculation for the one-time transition tax and in the interim, we will continue to account for this item based on its existing accounting under ASC 740, Income Taxes.
Certain provisions of the Act did not impact the Company until the current fiscal year. These provisions include, but are not limited to, the base erosion anti-abuse tax (“BEAT”), the provision designed to tax global intangible low-taxed income (“GILTI”), the foreign-derived intangible income (“FDII”) provision, and the provision designed to limit interest expense deductions. Given the complexity of the new provisions, the Company continues to evaluate the impact the Act will have on the Condensed Consolidated Financial Statements.
The Company has made sufficient progress in its calculations related to BEAT to reasonably estimate the effect on its estimated annual effective tax rate for the 2019 fiscal year. This adjustment increased the annual effective tax rate by 0.5% and will be further evaluated in future interim periods. However, the Company is still evaluating the effects of GILTI, FDII, and the provision designed to limit interest expense deductions, and the Company is not able to quantify the impact on the Condensed Consolidated Financial Statements at this time. In addition, FASB Staff Q&A, Topic 740, No. 5, Accounting for GILTI, states that an entity can make an accounting policy election to either treat taxes due on the GILTI as a current period expense or factor such amounts into the measurement of its deferred taxes. Given the complexity of the GILTI provisions, the Company is still evaluating and has not yet determined its accounting policy.
Tariffs
On July 6, 2018, the United States federal government imposed tariffs according to Section 301 of the Trade Act, on particular products that are imported into the United States from China. The Company primarily imports film, tantalum Polymer, and MSA products into the United States from China. The impact on the Company's future results from these tariffs is expected to be minimal as the Company does not import a significant number of products into the United States from China, and the Company expects to pass the entire cost of the tariffs onto its direct customers and distributors.

Restructuring
The Company has implemented restructuring plans which include programs to increase competitiveness by removing excess capacity, relocating production to lower cost locations, relocating corporate functions to the new headquarters, and eliminating unnecessary costs throughout the Company. Significant restructuring plans which include personnel reduction costs during the three months ended September 30, 2018 are summarized below (amounts in thousands):

		Total expected to be incurred		Incurred during quarter ended September 30, 2018		Cumulative incurred to date
Restructuring Plan	Segment	Personnel Reduction Costs	Relocation & Exit Costs	Personnel Reduction Costs	Relocation & Exit Costs	Personnel Reduction Costs	Relocation & Exit Costs
US overhead function relocation to Fort Lauderdale, FL	Corporate	$2,655	$909	$—	$—	$2,655	$909
Tantalum powder facility relocation	Solid Capacitors	$897	$2,098	$—	$—	$—	$—
Outlook
For the third quarter of fiscal year 2019, we expect net sales to be within the $350.0 million to $360.0 million range, gross margin as a percentage of net sales is expected to be between 33.5% and 34.5%, SG&A expenses are expected to be between $45.0 million and $50.0 million, R&D expenses are expected to be approximately $11.0 million to $12.0 million and income taxes are forecasted to be between $3.0 million and $3.5 million. We expect to spend in the range of $25.0 million to $35.0 million in capital expenditures for the third quarter of fiscal year 2019.

CONDENSED CONSOLIDATED RESULTS OF OPERATIONS
Consolidated Comparison of the Quarter Ended September 30, 2018 with the Quarter Ended September 30, 2017
The following table sets forth the Condensed Consolidated Statements of Operations for the periods indicated (amounts in thousands, except percentages):

	Three Months Ended September 30,
	2018	% to Total Sales	2017	% to Total Sales
Net sales (1)	$349,233		$301,568
Gross margin (1)	113,565	32.5%	84,904	28.2%
Selling, general and administrative expenses	52,258	15.0%	42,417	14.1%
Research and development (1)	10,995	3.1%	9,536	3.2%
Restructuring charges	—	n.m.	1,393	0.5%
(Gain) loss on write down and disposal of long-lived assets	312	0.1%	(39)	n.m.
Operating income (loss) (1)	50,000	14.3%	31,597	10.5%

Interest income	(375)	(0.1)%	(95)	n.m.
Interest expense	7,287	2.1%	7,365	2.4%
Acquisition (gain) loss	—	n.m.	(1,285)	(0.4)%
Other (income) expense, net	4,011	1.1%	10,153	3.4%
Income (loss) before income taxes and equity income (loss) from equity method investments (1)	39,077	11.2%	15,459	5.1%
Income tax expense (benefit) (1)	2,000	0.6%	2,864	0.9%
Income (loss) before equity income (loss) from equity method investments (1)	37,077	10.6%	12,595	4.2%
Equity income (loss) from equity method investments	64	n.m.	224	0.1%
Net income (loss) (1)	$37,141	10.6%	$12,819	4.3%
_________________
(1) Three months ended September 30, 2017 adjusted due to the adoption of ASC 606, Revenue from Contracts with Customers ("ASC 606"). Refer to Note 1, "Basis of Financial Statement Presentation".
n.m. - not meaningful

Net Sales
Net sales for the quarter ended September 30, 2018 of $349.2 million increased $47.7 million or 15.8% from $301.6 million for the quarter ended September 30, 2017. For the quarter ended September 30, 2018, Solid Capacitors net sales increased $44.2 million, Film and Electrolytic net sales increased $2.6 million, and MSA net sales increased $0.8 million from the quarter ended September 30, 2017.
The increase in Solid Capacitors net sales was primarily driven by a $31.5 million increase in distributor sales across all regions, a $7.6 million increase in original equipment manufacturers' (“OEM”) sales across all regions, and a $5.1 million increase in EMS sales across all regions except for the Asia and the Pacific Rim (“APAC”) region, which was slightly lower. In addition, Solid Capacitors net sales was favorably impacted by $0.1 million from foreign currency exchange due to the change in the value of the Euro compared to the U.S. dollar.
For Film and Electrolytic, the increase in net sales was primarily driven by a $3.1 million increase in distributor sales in the Europe, the Middle East, and Africa (“EMEA”) region and a $1.8 million increase in distributor sales in the North and South America (“Americas”) region. These increases were partially offset by a $2.2 million decrease in OEM sales across all regions, except for the Japan and Korea (“JPKO”) region, which was slightly higher. Film and Electrolytic net sales was not significantly impacted by foreign currency exchange during the quarter ended September 30, 2018.
The increase in MSA net sales was primarily driven by a $0.9 million increase in EMS sales across all regions and a $0.9 million increase in distributor sales across all regions, except for the APAC region, which was slightly lower. The increases in net sales were partially offset by a $1.0 million decrease in OEM sales across the Americas, APAC, and EMEA regions.
The following table reflects the percentage of net sales by region for the quarters ended September 30, 2018 and 2017:

	Three Months Ended September 30,
	2018	2017
APAC	39.6%	42.6%
EMEA	22.3%	22.2%
Americas	23.5%	20.4%
JPKO	14.6%	14.8%
	100.0%	100.0%
The following table reflects the percentage of net sales by channel for the quarters ended September 30, 2018 and 2017.

	Three Months Ended September 30,
	2018	2017
OEM	44.1%	49.6%
Distributor	41.4%	35.6%
EMS	14.5%	14.8%
	100.0%	100.0%
Gross Margin
Gross margin for the quarter ended September 30, 2018 of $113.6 million (32.5% of net sales) improved $28.7 million or 33.8% from $84.9 million (28.2% of net sales) for the quarter ended September 30, 2017, and gross margin as a percentage of net sales improved 430 basis points.
Solid Capacitors gross margin increased $28.2 million, or 42.4%, primarily due to an increase in net sales, as well as continued variable margin improvement due to our restructuring activities, vertical integration, and manufacturing process improvements resulting from our cost reduction activities.
Film and Electrolytic gross margin increased $2.7 million, or 77.5%, primarily driven by the increase in net sales, as well as continued margin improvement due to our restructuring activities and manufacturing process improvements resulting from our cost reduction activities.
MSA gross margin decreased $2.2 million, or 14.9%, primarily due to increased manufacturing unit costs resulting from a decrease in production.
Selling, General and Administrative Expenses (“SG&A”)
SG&A expenses of $52.3 million (15.0% of net sales) for the quarter ended September 30, 2018 increased $9.8 million or 23.2% from $42.4 million (14.1% of net sales) for the quarter ended September 30, 2017. The increase was mainly attributed to a $6.2 million increase in payroll and related expenses, primarily due to an increase in salaries and incentive-based compensation, a $1.6 million increase in ERP integration and technology transition costs, a $1.6 million increase in consulting expenses, and a $1.4 million increase in office rent and software.
Research and Development (“R&D”)
R&D expenses of $11.0 million (3.1% of net sales) for the quarter ended September 30, 2018 increased $1.5 million or 15.3% compared to $9.5 million (3.2% of net sales) for the quarter ended September 30, 2017. The increase was primarily related to a $1.0 million increase in payroll and related expenses.
Restructuring Charges
The Company did not incur any restructuring charges for the quarter ended September 30, 2018, compared to $1.4 million for the quarter ended September 30, 2017.

The Company incurred $1.4 million of restructuring charges in the quarter ended September 30, 2017 which consisted of $0.9 million in personnel reduction costs and $0.5 million in manufacturing relocation and exit costs. The personnel reduction costs of $0.9 million were due to severance charges across various overhead functions in the Simpsonville, South Carolina office as these functions were relocated to the Company's new corporate headquarters in Fort Lauderdale, Florida.
The manufacturing relocation and exit costs of $0.5 million primarily consisted of $0.4 million in expenses related to the relocation of the K-Salt operations to the existing Matamoros, Mexico plant and $0.1 million in exit costs related to the shut-down of operations for KEMET Foil Manufacturing, LLC (“KFM”) in Knoxville, Tennessee.
Operating Income (Loss)
Operating income of $50.0 million for the quarter ended September 30, 2018 improved $18.4 million from operating income of $31.6 million for the quarter ended September 30, 2017. The improvement was primarily attributable to a $28.7 million improvement in gross margin and a $1.4 million decrease in restructuring charges. These improvements to operating income were partially offset by a $9.8 million increase in SG&A expenses, a $1.5 million increase in R&D expenses, and an unfavorable $0.4 million change in (gain) loss on write down and disposal of long-lived assets.
Non-Operating (Income) Expense, Net
Non-operating expense, net was $10.9 million for the quarter ended September 30, 2018 compared to non-operating expense, net of $16.1 million for the quarter ended September 30, 2017. The $5.2 million decrease is primarily attributable to a $3.6 million decrease in TOKIN anti-trust litigation fines for the quarter ended September 30, 2018 versus the quarter ended September 30, 2017, and $1.7 million favorable change in foreign currency exchange gain (loss), which was primarily due to the change in the value of Chinese Yuan Renminbi, Great Britain Pound, Thai Baht, Mexican Peso, and Japanese Yen compared to the U.S. dollar.
Income Taxes
Income tax expense of $2.0 million for the quarter ended September 30, 2018 decreased $0.9 million compared to income tax expense of $2.9 million for the quarter ended September 30, 2017. Income tax expense of $2.0 million for the quarter ended September 30, 2018 was comprised solely of $2.0 million of income tax expense related to foreign operations. The $2.0 million of income tax expense related to foreign operations includes a $1.2 million expense related to the final settlement of an uncertain tax position.
Income tax expense of $2.9 million for the quarter ended September 30, 2017 was comprised of $2.7 million of income tax expense related to foreign operations, $0.1 million of federal income tax expense, and $0.1 million of state income tax expense.
The effective tax rates differ from income taxes recorded using a statutory rate rate largely due to the relative mix in earnings and losses in various tax jurisdictions and the usage of the net operating losses and reversal of associated valuation allowances previously recorded on the deferred tax assets.
Equity Income (Loss) from Equity Method Investments
Equity income of $0.1 million for the quarter ended September 30, 2018 decreased $0.1 million compared to equity income of $0.2 million for the quarter ended September 30, 2017. The decrease is primarily related to equity losses from Novasentis and KEMET Jianghai for the quarter ended September 30, 2018.

Segment Comparison of the Quarter Ended September 30, 2018 with the Quarter Ended September 30, 2017
The following table reflects each segment’s net sales and operating income (loss), for the quarters ended September 30, 2018 and 2017 (amounts in thousands):

	Three Months Ended September 30,
	2018	2017
Net sales:
Solid Capacitors	$235,473	$191,267
Film and Electrolytic (1)	50,628	47,998
MSA	63,132	62,303
Total	$349,233	$301,568
Operating income (loss):
Solid Capacitors	$84,686	$56,717
Film and Electrolytic (1)	4,236	1,263
MSA	7,132	7,765
Corporate	(46,054)	(34,148)
Total	$50,000	$31,597
_________________
(1) Three months ended September 30, 2017 adjusted due to the adoption of ASC 606.

Solid Capacitors
The following table sets forth net sales, operating income (loss), and operating income (loss) as a percentage of net sales for our Solid Capacitors segment for the quarters ended September 30, 2018 and 2017 (amounts in thousands, except percentages):

	Three Months Ended September 30,
	2018		2017
	Amount	% to Net Sales	Amount	% to Net Sales
Tantalum product line net sales	$148,054		$125,404
Ceramic product line net sales	87,419		65,863
Solid Capacitors net sales	$235,473		$191,267
Solid Capacitors operating income (loss)	$84,686	36.0%	$56,717	29.7%
Net Sales
Solid Capacitors net sales of $235.5 million for the quarter ended September 30, 2018 increased $44.2 million or 23.1% from $191.3 million for the quarter ended September 30, 2017. The increase in net sales was primarily due to a $31.5 million increase in distributor sales across all regions, a $7.6 million increase in OEM sales across all regions, and a $5.1 million increase in EMS sales across all regions except for the APAC region, which was slightly lower. In addition, Solid Capacitors net sales was favorably impacted by $0.1 million from foreign currency exchange due to the change in the value of the Euro compared to the U.S. dollar.
Segment Operating Income (Loss)
Segment operating income of $84.7 million for the quarter ended September 30, 2018 increased $28.0 million or 49.3% from $56.7 million in the quarter ended September 30, 2017. The increase in operating income was primarily a result of a $28.2 million increase in gross margin, which was primarily driven by an increase in net sales, as well as continued variable margin improvement due to our restructuring activities, vertical integration, and manufacturing process improvements resulting from our cost reduction activities. Also contributing to the increase in operating income were a $0.7 million decrease in SG&A expenses and a $0.4 million decrease in restructuring charges. Partially offsetting these improvements were a $1.2 million increase in R&D expenses and a $0.1 million increase in net loss on write down and disposal of long-lived assets for the quarter ended September 30, 2018 compared to the quarter ended September 30, 2017.

Film and Electrolytic
The following table sets forth net sales, operating income (loss), and operating income (loss) as a percentage of net sales for our Film and Electrolytic segment for the quarters ended September 30, 2018 and 2017 (amounts in thousands, except percentages):

	Three Months Ended September 30,
	2018		2017
	Amount	% to Net Sales	Amount	% to Net Sales
Net sales (1)	$50,628		$47,998
Operating income (loss) (1)	4,236	8.4%	1,263	2.6%
_________________
(1) Three months ended September 30, 2017 adjusted due to the adoption of ASC 606.
Net Sales
Film and Electrolytic net sales of $50.6 million for the quarter ended September 30, 2018 increased $2.6 million or 5.5% from $48.0 million for the quarter ended September 30, 2017. The increase in net sales was primarily driven by a $3.1 million increase in distributor sales in the EMEA region and a $1.8 million increase in distributor sales in the Americas region. These increases were partially offset by a $2.2 million decrease in OEM sales across all regions, except for the JPKO region, which was slightly higher. Film and Electrolytic net sales was not significantly impacted by foreign currency exchange during the quarter ended September 30, 2018.
Segment Operating Income (Loss)
Segment operating income of $4.2 million for the quarter ended September 30, 2018 increased by approximately $3.0 million from segment operating income of $1.3 million in the quarter ended September 30, 2017. The increase in operating income was primarily a result of a $2.7 million increase in gross margin, which was primarily driven by the increase in net sales, as well as continued margin improvement due to our restructuring activities and manufacturing process improvements resulting from our cost reduction activities. Also contributing to the increase in operating income was a $0.3 million decrease in SG&A expense. Partially offsetting these improvements was a $0.2 million decrease in net gain on write down and disposal of long-lived assets during the quarter ended September 30, 2018 compared to the quarter ended September 30, 2017.
Electro-magnetic, Sensors & Actuators
The following table sets forth net sales, operating income (loss), and operating income (loss) as a percentage of net sales for our MSA segment for the quarter ended September 30, 2018 (amounts in thousands, except percentages).

	Three Months Ended September 30,
	2018		2017
	Amount	% to Net Sales	Amount	% to Net Sales
Net sales	$63,132		$62,303
Operating income (loss)	7,132	11.3%	7,765	12.5%
Net Sales
MSA net sales of $63.1 million for the quarter ended September 30, 2018 increased $0.8 million or 1.3% from $62.3 million for the quarter ended September 30, 2017. The increase in net sales was primarily due to a $0.9 million increase in EMS sales across all regions and a $0.9 million increase in distributor sales across all regions, except for the APAC region, which was slightly lower. The increases in net sales were partially offset by a $1.0 million decrease in OEM sales across the Americas, APAC, and EMEA regions.
Segment Operating Income (Loss)
Segment operating income of $7.1 million for the quarter ended September 30, 2018 decreased approximately $0.6 million from segment operating income of $7.8 million in the quarter ended September 30, 2017. The decrease in operating income was primarily a result of a $2.2 million decrease in gross margin, which was primarily driven by increased manufacturing unit costs resulting from a decrease in production. Partially offsetting these declines were a $1.5 million decrease in SG&A expenses and a $0.1 million decrease in R&D expenses.

Consolidated Comparison of the Six Months Ended September 30, 2018 with the Six Months Ended September 30, 2017
The following table sets forth the Condensed Consolidated Statements of Operations for the six months ended September 30, 2018 and 2017 (amounts in thousands):

	Six Months Ended September 30,
	2018	% to Total Sales	2017	% to Total Sales
Net sales (1)	$676,849		$575,514
Gross margin (1)	208,386	30.8%	159,021	27.6%
Selling, general and administrative expenses	100,800	14.9%	78,048	13.6%
Research and development (1)	21,683	3.2%	18,783	3.3%
Restructuring charges	(96)	n.m.	3,006	0.5%
(Gain) loss on write down and disposal of long-lived assets	823	0.1%	(20)	n.m.
Operating income (loss) (1)	85,176	12.6%	59,204	10.3%

Interest income	(753)	(0.1)%	(161)	n.m.
Interest expense	14,323	2.1%	18,325	3.2%
Acquisition (gain) loss	—	n.m.	(136,873)	(23.8)%
Other (income) expense, net	(7,360)	(1.1)%	16,292	2.8%
Income (loss) before income taxes and equity income (loss) from equity method investments (1)	78,966	11.7%	161,621	28.1%
Income tax expense (benefit) (1)	6,600	1.0%	4,004	0.7%
Income (loss) before equity income (loss) from equity method investments (1)	72,366	10.7%	157,617	27.4%
Equity income (loss) from equity method investments	(5)	n.m.	75,641	13.1%
Net income (loss) (1)	$72,361	10.7%	$233,258	40.5%
_________________
(1) Six months ended September 30, 2017 adjusted due to the adoption of ASC 606
n.m. - not meaningful
Net Sales
Net sales of $676.8 million for the six months ended September 30, 2018 increased $101.3 million or 17.6% from $575.5 million for the six months ended September 30, 2017. Solid Capacitor net sales increased $75.9 million, Film and Electrolytic net sales increased $10.1 million, and MSA net sales increased $15.3 million.
The increase in Solid Capacitors net sales was primarily driven by a $52.2 million increase in distributor sales across all regions, a $19.0 million increase in OEM sales across all regions except for the Americas region, which had a $0.9 million decrease, and a $4.7 million increase in EMS sales across all regions except for Asia, which was slightly lower. Also contributing to the increase in sales was an additional 19 days of TOKIN activity during the current year as TOKIN was acquired 19 days into fiscal year 2018. In addition, Solid Capacitors net sales was favorably impacted by $2.7 million from foreign currency exchange due to the change in the value of the Euro compared to the U.S. dollar.
The increase in Film and Electrolytic net sales was primarily driven by a $9.7 million increase in distributor sales across all regions, a $0.6 million increase in OEM sales in the EMEA region, and a $0.5 million increase in EMS sales in the EMEA region. These increases were partially offset by a $1.1 million decrease in OEM sales in the APAC region. In addition, Film and Electrolytic net sales was favorably impacted by $3.2 million from foreign currency exchange, primarily due to the change in the value of the Euro compared to the U.S. dollar.
The increase in MSA net sales was primarily driven by a $20.6 million increase in OEM sales in the JPKO region, a $1.0 million increase in EMS sales across all regions, and $0.9 million and $0.8 million increases in distributor sales in the EMEA and Americas regions, respectively. Partially offsetting these increases were $3.0 million and $1.7 million decreases in distributor sales in the JPKO and APAC regions, respectively, and a $2.5 million decrease in OEM sales in the APAC region.

MSA became a new segment in the first quarter of fiscal year 2018 after the Company acquired TOKIN on April 19, 2017, thus there were an additional 19 days for sales to occur for the six months ended September 30, 2018 compared to the same period in fiscal year 2018, which helped contribute to the increase in sales.
The following table reflects the percentage of net sales by region for the six months ended September 30, 2018 and 2017:

	Six Months Ended September 30,
	2018	2017
Americas	22.8%	22.0%
EMEA	22.5%	23.1%
JPKO	14.6%	13.9%
APAC	40.1%	41.0%
	100.0%	100.0%

The following table reflects the percentage of net sales by channel for the six months ended September 30, 2018 and 2017:

	Six Months Ended September 30,
	2018	2017
Distributor	41.5%	38.6%
EMS	13.7%	15.0%
OEM	44.8%	46.4%
	100.0%	100.0%

Gross Margin
Gross margin of $208.4 million (30.8% of net sales) for the six months ended September 30, 2018 increased $49.4 million or 31.0% from $159.0 million (27.6% of net sales) for the six months ended September 30, 2017 and gross margin as a percentage of net sales improved 320 basis points.
Solid Capacitors gross margin increased $45.5 million, or 35.4%, primarily due to an increase in net sales, as well as continued variable margin improvement due to our restructuring activities, vertical integration, and manufacturing process improvements resulting from our cost reduction activities.
Film and Electrolytic gross margin increased $1.5 million, or 18.7%, primarily driven by an increase in net sales, as well as continued margin improvement due to our restructuring activities and manufacturing process improvements resulting from our costs reduction activities.
MSA gross margin increased $2.3 million, or 10.4%, primarily due to an increase in net sales and a favorable change in the product mix.
Selling, General and Administrative Expenses
SG&A expenses of $100.8 million (14.9% of net sales) for the six months ended September 30, 2018 increased $22.8 million or 29.2% compared to $78.0 million (13.6% of net sales) for the six months ended September 30, 2017. The increase was mainly attributed to a $12.3 million increase in payroll and related expenses, primarily consisting of salaries and incentive-based compensation, a $3.2 million increase in ERP integration and technology transition costs, a $2.8 million increase in office rent and software, and a $2.4 million increase in consulting expenses. Additionally, $2.5 million of the overall increase was attributed to expenses incurred during 19 additional days of ownership of our TOKIN subsidiary during the six months ended September 30, 2018, compared to the six months ended September 30, 2017.
Research and Development
R&D expenses of $21.7 million (3.2% of net sales) for the six months ended September 30, 2018 increased $2.9 million or 15.4% compared to $18.8 million (3.3% of net sales) for the six months ended September 30, 2017. The increase was primarily related to an increase in payroll and related expenses of $2.1 million and a $0.6 million increase attributed to expenses incurred during 19 additional days of ownership of TOKIN during the six months ended September 30, 2018 compared to the six months ended September 30, 2017.

Restructuring Charges
A credit to restructuring charges of $0.1 million for the six months ended September 30, 2018 improved $3.1 million or 103.2% from $3.0 million for the six months ended September 30, 2017.
The Company recorded a credit of $0.1 million in restructuring charges in the six months ended September 30, 2018 comprised of $0.1 million credit to personnel reduction costs.
The Company incurred $3.0 million in restructuring charges in the six months ended September 30, 2017 comprised of $1.1 million in personnel reduction costs and $1.9 million in manufacturing relocation and exit costs. The personnel reduction costs of $1.1 million were due to severance charges across various overhead functions in the Simpsonville, South Carolina office as these functions were relocated to the Company's new corporate headquarters in Fort Lauderdale, Florida.
The manufacturing relocation and exit costs of $1.9 million primarily consisted of $0.9 million in lease termination penalties related to the relocation of global marketing, finance and accounting, and information technology functions to the Company's Fort Lauderdale, Florida office, $0.6 million in expenses related to the relocation of the K-Salt operations to the existing Matamoros, Mexico plant, $0.3 million in exit costs related to the shut-down of operations for KFM, and $0.1 million related to the transfer of certain Tantalum production from Simpsonville, South Carolina to Victoria, Mexico.
Operating Income (Loss)
Operating income of $85.2 million for the six months ended September 30, 2018 improved $26.0 million from operating income of $59.2 million for the six months ended September 30, 2017. The improvement was primarily attributable to a $49.4 million improvement in gross margin and a $3.1 million decrease in restructuring charges. These improvements to operating income were partially offset by a $22.8 million increase in SG&A expenses, a $2.9 million increase in R&D expenses, and an unfavorable $0.8 million change in (gain) loss on write down and disposal of long-lived assets.
Non-Operating (Income) Expense, Net
Non-operating expense, net was $6.2 million for the six months ended September 30, 2018, compared to non-operating income, net of $102.4 million for the six months ended September 30, 2017. The $108.6 million unfavorable change is primarily attributable to the acquisition gain of $136.9 million recognized during the six months ended September 30, 2017, compared to no such gain during the six months ended September 30, 2018. Partially offsetting this unfavorable change was the following favorable changes in the six months ended September 2018 versus the six months ended September 2017: a $3.7 million decrease in anti-trust litigation fines, a $4.6 million decrease in net interest expense, a $4.1 million gain related to a research and development grant reimbursement from the Japanese government, and a $14.3 million net favorable change in foreign currency exchange gain/(loss), which was primarily due to the change in the value of the Chinese Yuan Renminbi, Thai Baht, and Great Britain Pound compared to the U.S. dollar.
Income Taxes
Income tax expense of $6.6 million for the six months ended September 30, 2018 increased $2.6 million compared to income tax expense of $4.0 million for the six months ended September 30, 2017. Income tax expense of $6.6 million for the six months ended September 30, 2018 was comprised of $6.7 million of income tax expense related to foreign operations and $0.2 million of federal income tax expense, offset by $0.3 million of state income tax benefit. The $6.7 million of income tax expense related to foreign operations includes a $0.3 million expense related to the final settlement of an uncertain tax position.
Income tax expense of $4.0 million for the six months ended September 30, 2017 was comprised of $3.6 million of income tax expense related to foreign operations, $0.2 million of federal income tax expense, and $0.2 million of state income tax expense.
The effective tax rates differ from income taxes recorded using a statutory rate rate largely due to the relative mix in earnings and losses in various tax jurisdictions and the usage of the net operating losses and reversal of associated valuation allowances previously recorded on the deferred tax assets.

Equity Income (Loss) from Equity Method Investments
Equity loss of $5 thousand for the six months ended September 30, 2018 decreased $75.6 million compared to equity income of 75.6 million for the six months ended September 30, 2017. The decrease is primarily related to the TOKIN acquisition that occurred in the first quarter of fiscal year 2018, which resulted in equity income of $84.2 million related to our 34% economic interest in TOKIN for the 19 day period ended April 19, 2017 for the sale of TOKIN's electrical-mechanical devices ("EMD") business and a $9.0 million unfavorable removal of the cost basis of the portion of equity investment related to the EMD division. TOKIN is now a fully owned subsidiary of the Company and there were no such gains from our equity method investments for the six months ended September 30, 2018.

Segment Comparison of the Six Months Ended September 30, 2018 with the Six Months Ended September 30, 2017
The following table reflects each segment’s net sales and operating income (loss) for the six months ended September 30, 2018 and 2017 (amounts in thousands):

	Six Months Ended September 30,
	2018	2017
Net sales:
Solid Capacitors	$449,294	$373,386
Film and Electrolytic (1)	105,583	95,481
MSA	121,972	106,647
Total	$676,849	$575,514
Operating income (loss):
Solid Capacitors	$154,351	$109,426
Film and Electrolytic (1)	5,303	3,391
MSA	13,187	8,123
Corporate	(87,665)	(61,736)
Total	$85,176	$59,204
_________________
(1) Six months ended September 30, 2017 adjusted due to the adoption of ASC 606.

Solid Capacitors
The following table sets forth net sales, operating income and operating income as a percentage of net sales for our Solid Capacitors segment for the six months ended September 30, 2018 and 2017 (amounts in thousands, except percentages):

	Six Months Ended September 30,
	2018		2017
	Amount	% to Net Sales	Amount	% to Net Sales
Tantalum product line net sales	$282,367		$241,854
Ceramic product line net sales	166,927		131,532
Solid Capacitors net sales	$449,294		$373,386
Solid Capacitors operating income (loss)	$154,351	34.4%	$109,426	29.3%

Net Sales
Solid Capacitors net sales of $449.3 million for the six months ended September 30, 2018 increased $75.9 million or 20.3% from $373.4 million for the six months ended September 30, 2017. The increase in net sales was primarily driven by a $52.2 million increase in distributor sales across all regions, a $19.0 million increase in OEM sales across all regions except for the Americas region, which had a $0.9 million decrease, and a $4.7 million increase in EMS sales across all regions except for Asia, which was slightly lower. Also contributing to the increase in sales was an additional 19 days of TOKIN activity during the current year as TOKIN was acquired 19 days into fiscal year 2018. In addition, Solid Capacitors net sales was favorably impacted by $2.7 million from foreign currency exchange due to the change in the value of the Euro compared to the U.S. dollar.
Segment Operating Income (Loss)
Segment operating income of $154.4 million for the six months ended September 30, 2018 increased $44.9 million or 41.1% from $109.4 million for the six months ended September 30, 2017. The increase in operating income was primarily a result of a $45.5 million increase in gross margin, which was primarily driven by an increase in net sales, as well as continued variable margin improvement due to our restructuring activities, vertical integration, and manufacturing process improvements resulting from our cost reduction activities. Also contributing to the increase in operating income were a $1.1 million decrease in SG&A expenses and a $0.7 million decrease in restructuring charges. Partially offsetting these improvements were a $2.2 million increase in R&D expenses and a $0.2 million increase in net loss on write down and disposal of long-lived assets for the six months ended September 30, 2018 compared to the six months ended September 30, 2017.
Film and Electrolytic
The following table sets forth net sales, operating income (loss) and operating income (loss) as a percentage of net sales for our Film and Electrolytic segment for the six months ended September 30, 2018 and 2017 (amounts in thousands, except percentages):

	Six Months Ended September 30,
	2018		2017
	Amount	% to Net Sales	Amount	% to Net Sales
Net sales	$105,583		$95,481
Operating income (loss)	5,303	5.0%	3,391	3.6%

Net Sales
Film and Electrolytic net sales of $105.6 million for the six months ended September 30, 2018 increased $10.1 million or 10.6% from $95.5 million for the six months ended September 30, 2017. The increase in net sales was primarily driven by a $9.7 million increase in distributor sales across all regions, a $0.6 million increase in OEM sales in the EMEA region, and a $0.5 million increase in EMS sales in the EMEA region. These increases were partially offset by a $1.1 million decrease in OEM sales in the APAC region. In addition, Film and Electrolytic net sales was favorably impacted by $3.2 million from foreign currency exchange, primarily due to the change in the value of the Euro compared to the U.S. dollar.
Segment Operating Income (Loss)
Segment operating income of $5.3 million for the six months ended September 30, 2018 increased $1.9 million from segment operating income of $3.4 million for the six months ended September 30, 2017. The increase was primarily attributable to a $1.5 million increase in gross margin, which was primarily driven by an increase in net sales, as well as continued margin improvement due to our restructuring activities and manufacturing process improvements resulting from our costs reduction activities. The increase was also attributable to a $0.3 million decrease in SG&A charges and a $0.3 million decrease in restructuring charges. These improvements were partially offset by a $0.2 million decrease in net gain on write down and disposal of long-lived assets.

Electro-magnetic, Sensors & Actuators
The following table sets forth net sales, operating income (loss), and operating income (loss) as a percentage of net sales for our MSA segment for the six months ended September 30, 2018 (amounts in thousands, except percentages):

	Six Months Ended September 30,
	2018		2017
	Amount	% to Net Sales	Amount	% to Net Sales
Net sales	$121,972		$106,647
Operating income (loss)	13,187	10.8%	8,123	7.6%

Net Sales
MSA net sales of $122.0 million for the six months ended September 30, 2018 increased $15.3 million or 14.4% from $106.6 million for the six months ended September 30, 2017. The increase in net sales was primarily driven by a $20.6 million increase in OEM sales in the JPKO region, a $1.0 million increase in EMS sales across all regions, and $0.9 million and $0.8 million increases in distributor sales in the EMEA and Americas regions, respectively. Partially offsetting these increases were $3.0 million and $1.7 million decreases in distributor sales in the JPKO and APAC regions, respectively, and a $2.5 million decrease in OEM sales in the APAC region. MSA became a new segment in the first quarter of fiscal year 2018 after the Company acquired TOKIN on April 19, 2017, thus there were an additional 19 days for sales to occur for the six months ended September 30, 2018 compared to the same period in fiscal year 2018, which helped contribute to the increase in sales.
Segment Operating Income (Loss)
Segment operating income of $13.2 million for the six months ended September 30, 2018 increased $5.1 million from segment operating income of $8.1 million in the six months ended September 30, 2017. The increase in operating income was primarily a result of a $3.0 million decrease in SG&A expenses resulting from decreased payroll expenses due to a reduction in head count and a decrease in information technology expenses. Also contributing to the increase in operating income was a $2.3 million increase in gross margin, which was primarily driven by an increase in net sales and a favorable change in the product mix. Partially offsetting these improvements was a $0.2 million increase in R&D expenses.
Liquidity and Capital Resources
Our liquidity needs arise from working capital requirements, capital expenditures, acquisitions, principal and interest payments on debt, and costs associated with the implementation of our restructuring plans. Historically, our cash needs have been met by cash flows from operations, borrowings under our loan agreements, and existing cash balances.
Term Loan Credit Agreement
On April 28, 2017, the Company entered into a Term Loan Credit Agreement (the “Term Loan Credit Agreement”) by and among the Company, KEC (together with the Company, the “Borrowers”), Bank of America, N.A. as the Administrative Agent and Collateral Agent, Merrill Lynch, Pierce, Fenner & Smith Incorporated, as sole lead arranger and bookrunner and various other lenders thereto from time to time. The Term Loan Credit Agreement provides for a $345.0 million term loan facility. In addition, the Borrowers may request incremental term loan commitments in an aggregate amount not to exceed $50.0 million (together with the initial $345.0 million term loan, the “Term Loans”). The proceeds were used, together with cash on hand, to fund the redemption of all of KEMET’s outstanding 10.5% Senior Notes, which were also called for redemption on April 28, 2017. The Term Loans were made with an original issue discount of 300 basis points. At the Company’s election, the Term Loans may be made as either Base Rate Term Loans or LIBO Rate Term Loans (each as defined in the Term Loan Credit Agreement). The applicable margin for Term Loans is 5.0% for Base Rate Term Loans and 6.0% for LIBO Rate Term Loans. All LIBO Rate Term Loans are subject to a pre-margin floor of 1.0%. The Term Loan Credit Agreement contains customary covenants and events of default. The Company also entered into the Term Loan Security Agreement dated as of April 28, 2017 (the “Security Agreement”), by and among the Company, KEC and certain other subsidiaries of the Company, and Bank of America, N.A., as collateral agent, pursuant to which the Company’s obligations under the Term Loan Credit Agreement are secured by a pledge of 65% of the outstanding voting stock of certain first-tier subsidiaries organized in Italy, Japan, Mexico and Singapore, and a second lien pledge on the collateral securing KEMET’s revolving credit facility. The obligations of the Company under the Term Loan Credit Agreement are guaranteed by certain of its subsidiaries, including KRC Trade Corporation, KEMET Services Corporation, KEMET Blue Powder Corporation and The Forest Electric Company. The Term Loans mature April 28, 2024, and may be extended in accordance with the Term Loan Credit Agreement. The Company may prepay loans under the Term Loan Credit Agreement at any time, subject to certain notice requirements and certain prepayment premiums during the first two years. On a quarterly basis the Company must repay

1.25% of the aggregate principal amount of the initial $345.0 million term loan, or $4.3 million; payments began on September 29, 2017.
The Company currently pays interest on the Term Loan Credit Agreement on a monthly basis due to favorable LIBO rates, and as such, had only two days and three days of interest payable related to the Term Loan Credit Agreement included in the line item “Accrued expenses” on the Condensed Consolidated Balance Sheets as of September 30, 2018 and March 31, 2018, respectively. Interest payable related to the Term Loan Credit Agreement was $0.1 million and $0.2 million as of September 30, 2018 and March 31, 2018, respectively.
Revolving Line of Credit
In connection with the closing of the Term Loan Credit Agreement, KEC also entered into Amendment No. 9 to the Loan and Security Agreement, Waiver and Consent, dated as of April 28, 2017, by and among KEC, the other borrowers named therein, the financial institutions party thereto as lenders and Bank of America, N.A., as agent for the lenders (the “Loan Amendment”), which amends the Loan and Security Agreement dated as of September 30, 2010 by and among KEC, the other borrowers named therein, the financial institutions party thereto as lenders and Bank of America, N.A. as agent for the lenders (the “Loan Agreement”). The Loan Amendment increases the facility amount to $75.0 million and provides KEC with lower applicable interest rate margins and the ability to complete the refinancing. As part of the overall refinancing, KEC also repaid all amounts outstanding under the Loan Amendment.
As of September 30, 2018, there were no borrowings under the revolving line of credit, and the Company’s available borrowing capacity, which is based on factors including outstanding eligible accounts receivable, inventory and equipment collateral, under the Loan Agreement was $75.0 million.
Advance
In September 2018, the Company entered into an agreement with a customer (the “Customer”) pursuant to which the Customer agreed to make advances to the Company in amounts up to $36.0 million (the “Advance”). The Company will use the Advance to fund the purchase of production equipment and to make other investments and improvements in its business and operations (the “Investment”) in order to increase overall capacity to produce various electronic components of the type and part as may be sold by the Company to the Customer from time to time. The Company retains all rights to the production equipment purchased with the funds from the Advance. The Advance from the Customer will be made in quarterly installments (an “Installment”) over an expected period of 18 to 24 months starting in September 2018, with the amount of each Installment based on the costs and expenses that have been incurred, or are reasonably expected to be incurred or committed to be incurred, by the Company in connection with the Investment during the quarter applicable to such Installment.
The Advance will be repaid beginning on the date that production from the Investment is sufficient to meet the Company's obligations under the agreement with the Customer. Repayments will be made on a quarterly basis as determined by a calculation that generally takes into account the number of components purchased by the Customer during the quarter. Repayments based on the calculation will continue until either the Advance is repaid in full, or December 31, 2038. The Company is not required to make any quarterly repayment in an amount that exceeds $0.9 million. If the Customer does not purchase a number of components that would require full repayment of the Advance by December 31, 2038, then the Advance shall be deemed repaid in full. Additionally, if the Customer does not purchase a number of components that would require a payment on the Advance for a period of 16 consecutive quarters, the Advance shall be deemed repaid in full.
An initial advance payment of $0.5 million was paid by the Customer to the Company on September 7, 2018. Since the debt is non-interest bearing, we have recorded a debt discount in the amount of $0.1 million. This discount will be amortized over the expected life of the Advance through interest expense.
Term Loan Facility

Subsequent to quarter end on October 29, 2018, TOKIN entered into a JPY 33.0 billion (approximately $296.0 million) Term Loan Agreement (the “Term Loan Facility”) by and among TOKIN, the lenders party thereto (the “Lenders”) and Sumitomo Mitsui Trust Bank, Limited in its capacity as agent (the “Agent”), arranger and Lender. The Company expects the closing and funding of the new Term Loan Facility, which is subject to customary terms and conditions, to occur on or around November 7, 2018.

The proceeds from the new Term Loan Facility will be used by TOKIN to make intercompany loans to the Company. The Company will use the proceeds of the loans from TOKIN, together with other cash on hand, to prepay in full all of the outstanding amounts under the Company’s existing Term Loan Credit Agreement, by and among the Company, KEC, the lenders party thereto and Bank of America, N.A., as administrative agent and collateral agent, and to pay related fees, costs and expenses (including a prepayment penalty of 1%). The Company currently has approximately $323.4 million outstanding under the existing Term Loan Credit Agreement. The new Term Loan Facility consists of (i) a JPY 16.5 billion (approximately $148.0 million) Term Loan A tranche (the “Term Loan A”) and (ii) a JPY 16.5 billion (approximately $148.0 million) Term Loan B tranche (the “Term Loan B” and, together with the Term Loan A, collectively, the “Term Loans”). Principal payments under Term Loan A are required semi-annually, in the amount of JPY 1.4 billion (approximately $12.3 million), while the principal of Term Loan B is due in one payment at maturity. Interest payments are due semi-annually on the Term Loans, with the interest rate based on a margin over the six-month Japanese Yen Tokyo Interbank Offered Rate (TIBOR). The applicable margin for Term Loan A is 2.00% and for Term Loan B is 2.25%. The new Term Loans mature on September 30, 2024. KEMET and certain subsidiaries of TOKIN will be providing guarantees of the obligations under the Term Loan Facility, which will also be secured by certain assets, properties and equity interests of TOKIN and its material subsidiaries. The Term Loan Agreement contains customary covenants applicable to both the Company and to TOKIN, including maintenance of a consolidated leverage ratio, the absence of two consecutive years of operating losses and the maintenance of certain required levels of net assets. The Term Loan Agreement also contains customary events of default. TOKIN may prepay the Term Loans at any time, subject to certain notice requirements and reimbursement of loan breakage costs.

The Company is planning to execute a hedging strategy designed to minimize the effect of the fluctuations in the foreign currency exchange rates related to the Japanese Yen denominated debt. Under this plan, the Company would enter into derivative instruments that would hedge the change in the fair value of the Japanese Yen denominated debt related to changes in foreign currency exchange rates. The first derivative instrument the Company is planning to enter into is a cross-currency swap designated as a fair value hedge, which would entail the change in the fair value of the derivative instrument being recognized in earnings to offset the change in the fair value of the Japanese Yen denominated debt that is recognized in earnings. The second derivative instrument is a cross-currency swap designated as a net investment hedge to hedge the change in TOKIN's net equity, which is denominated in Japanese Yen and subject to translation at each balance sheet date. The change in the fair value of this derivative instrument is recognized in foreign currency translation adjustment within accumulated other comprehensive income to offset the changes in the value of TOKIN's equity.
Short-Term Liquidity
Cash and cash equivalents as of September 30, 2018 of $263.0 million decreased $23.8 million from $286.8 million as of March 31, 2018. Our net working capital (current assets less current liabilities) as of September 30, 2018 was $411.6 million compared to $391.3 million as of March 31, 2018. Cash and cash equivalents held by our foreign subsidiaries totaled $168.6 million and $196.8 million at September 30, 2018 and March 31, 2018, respectively, with the decrease primarily driven by cash held at TOKIN. Our operating income outside the U.S. is no longer deemed to be permanently reinvested in foreign jurisdictions. As a result, we set up a deferred tax liability as of March 31, 2015 on the undistributed foreign earnings which was offset by a reduction in the valuation allowance on our deferred tax assets. However, we currently do not intend nor foresee a need to repatriate cash and cash equivalents held by foreign subsidiaries. If these funds are needed for our operations in the U.S., we may be required to accrue U.S. withholding taxes on the distributed foreign earnings.
Based on our current operating plans, we believe domestic cash and cash equivalents, including expected cash generated from operations, are sufficient to fund our operating requirements for at least the next twelve months, including approximately $5.5 million in interest payments and approximately $24.5 million in debt principal payments on the new Term Loan Facility, $120.0 to $130.0 million in expected capital expenditures, $3.2 million in restructuring payments, and $11.5 million in expected shareholder dividends. As of September 30, 2018, our borrowing capacity, which is based on factors including outstanding eligible accounts receivable, inventory and equipment collateral, under the revolving line of credit was $75.0 million. The revolving line of credit expires on April 28, 2022.
Cash and cash equivalents decreased $23.8 million for the six months ended September 30, 2018, as compared to an increase of $143.9 million during the six months ended September 30, 2017.
The following table provides a summary of cash flows for the periods presented (amounts in thousands):

	Six months ended September 30,
	2018	2017
Net cash provided by (used in) operating activities	$32,999	$39,749
Net cash provided by (used in) investing activities	(40,702)	150,484
Net cash provided by (used in) financing activities	(7,644)	(48,314)
Effect of foreign currency fluctuations on cash, cash equivalents and restricted cash	(8,452)	1,980
Net increase (decrease) in cash, cash equivalents and restricted cash	$(23,799)	$143,899

Operating
Cash provided by operating activities during the six months ended September 30, 2018 of $33.0 million decreased $6.8 million compared to cash provided by operating activities of $39.7 million in the six months ended September 30, 2017.
Cash generated from net income and adjusted for non-cash income statement items during the six months ended September 30, 2018 of $111.0 million reflects a $57.2 million increase compared to cash generated from net income and adjusted for non-cash income statement items of $53.8 million in the six months ended September 30, 2017.

•
In the six months ended September 30, 2018, we had net income of $72.4 million, and adjustments to cash flows from operations for non-cash income statement items were a net $38.6 million increase. Included in the non-cash income statement items are depreciation and amortization, (income) loss from equity-method investments, non-cash debt and financing costs, stock-based compensation expense, write down of receivables, write down and disposals of long-lived assets, pension and other post-retirement benefits, and deferred income taxes.

•
In the six months ended September 30, 2017, we had income of $233.3 million, and adjustments to cash flows for operations for non-cash income statement items were a net $179.5 million decrease, primarily driven by acquisition gain and income from equity-method investments of $136.9 million and $75.6 million, respectively. Also included in the non-cash income statement items are depreciation and amortization, loss on early extinguishment of debt, non-cash debt and financing costs, stock-based compensation expense, write down of receivables, write down and disposals of long-lived assets, pension and other post-retirement benefits, and deferred income taxes.

Offsetting the cash generation from net income, we had a $40.5 million decrease in cash from operating assets, excluding foreign currency exchange, comprised of the following:

•
In the six months ended September 30, 2018, an increase in accounts receivable used $11.7 million in cash, compared to the six months ended September 30, 2017, during which a decrease in accounts receivable generated $32.9 million in cash. The primary reason for the change in accounts receivable is due to the timing of customer receipts.

•
In the six months ended September 30, 2018, a decrease in prepaid expenses and other assets generated $7.1 million in cash, compared to the six months ended September 30, 2017, during which a decrease in prepaid expenses and other assets generated $1.0 million in cash.

•
In the six months ended September 30, 2018, an increase in inventory used $15.4 million in cash, compared to the six months ended September 30, 2017, during which an increase in inventory used $13.3 million in cash.

      Additionally, we had a $23.4 million decrease in cash from operating liabilities, excluding foreign currency exchange, comprised of the following:

•
In the six months ended September 30, 2018, a decrease in accrued expenses used $58.8 million in cash, compared to the six months ended September 30, 2017, during which a decrease in accrued expenses used $20.1 million in cash. The primary reason for the change in accrued expenses is due to the payment of TOKIN anti-trust fines.

•
Partially offsetting the unfavorable changes, in the six months ended September 30, 2018, an increase in accounts payable generated $0.1 million in cash, compared to the six months ended September 30, 2017, during which a decrease in accounts payable used $14.5 million in cash. The primary reason for the change in accounts payable is due to the timing of supplier payments.

•
Also offsetting the unfavorable changes, in the six months ended September 30, 2018, an increase in accrued income taxes generated $0.6 million in cash, compared to the six months ended September 30, 2017, during which a decrease in accrued expenses used $0.1 million in cash.

Investing
Cash used in investing activities during the six months ended September 30, 2018 of $40.7 million reflects a $191.2 million change compared to cash provided by investing activities of $150.5 million in the six months ended September 30, 2017.
During the six months ended September 30, 2018, we made capital expenditures of $40.5 million primarily related to expanding capacity at our manufacturing facilities in Mexico, Portugal, China, Thailand and Japan, as well as information technology projects in Simpsonville, South Carolina. Additionally, we made an initial capital contribution to KEMET Jianghai of $1.0 million. Offsetting these uses of cash, we had proceeds from dividends of $0.8 million.

In comparison, during the six months ended September 30, 2017, we received $167.1 million in positive cash flow related to the TOKIN acquisition. Additionally, we had proceeds from dividends and from sale of assets of $0.6 million each. Offsetting these sources of cash, we made capital expenditures of $17.8 million, primarily related to expanding capacity at our manufacturing facilities in Mexico, Italy, China, Thailand and Japan, as well as information technology projects in Simpsonville, South Carolina.
Financing
Cash used in financing activities during the six months ended September 30, 2018 of $7.6 million reflects a $40.7 million change from cash used in financing activities of $48.3 million in the six months ended September 30, 2017.
During the six months ended September 30, 2018, we made two quarterly payments totaling $8.6 million on the Term Loan Credit Agreement. Additionally, we received proceeds from an advance from a customer, as described in the section above titled “Advance,” and proceeds from the exercise of stock options, of which each generated $0.5 million in cash.
In comparison, during the six months ended September 30, 2017, we used $353.0 million to repay the remaining balance of our 10.5% Senior Notes, $33.9 million to repay the remaining outstanding balance of the revolving line of credit, and received $329.7 million in proceeds from the Term Loan Credit Agreement, net of discount, bank issuance costs, and other indirect issuance costs. Additionally, we made one quarterly payment of the Term Loan Credit Agreement of $4.3 million, and received proceeds on an interest free loan from the Portuguese Government of $0.3 million. Finally, proceeds from the exercise of stock warrants and exercise of stock options generated $8.8 million and $4.1 million in cash, respectively.
Commitments
With the exception of the items noted below, our commitments have not materially changed from those disclosed in the Company’s 2018 Form 10-K as updated by our quarterly reports. An update to our contractual obligations is as follows (amounts in thousands):

		Payment Due by Period
Contractual obligations	Total	Year 1 (1)	Years 2 - 3	Years 4 - 5	More than 5 years
Anti-trust fines and settlements	$49,025	$26,466	$17,574	$4,985	$—
_________________
(1) In addition to amounts reflected in the table, an additional $2.8 million has been recorded in the line item "Accrued expenses," for which the timing of payment has not been determined.

Non-Generally Accepted Accounting Principles Financial Measures
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
The following table provides reconciliation from U.S. GAAP Gross margin to non-GAAP Adjusted gross margin (amounts in thousands, except percentages):

	Three Months Ended September 30,		Six Months Ended September 30,
	2018	2017	2018	2017
Net sales (1)	$349,233	$301,568	$676,849	$575,514
Cost of sales (1)	235,668	216,664	468,463	416,493
Gross margin (U.S. GAAP) (1)	$113,565	$84,904	$208,386	$159,021
Gross margin as a % of net sales	32.5%	28.2%	30.8%	27.6%
Non-GAAP adjustments:
Plant start-up costs	1,361	—	2,114	—
Stock-based compensation expense	686	342	1,275	652
Adjusted gross margin (non-GAAP) (1)	$115,612	$85,246	$211,775	$159,673
Adjusted gross margin as a % of net sales	33.1%	28.3%	31.3%	27.7%
________________
(1) Three and six months ended September 30, 2017 adjusted due to the adoption ASC 606.

The following table provides reconciliation from U.S. GAAP Operating income (loss) to non-GAAP Adjusted operating income (loss) (amounts in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2018	2017	2018	2017
Operating income (loss) (U.S. GAAP) (1)	$50,000	$31,597	$85,176	$59,204
Non-GAAP adjustments:
Restructuring charges	—	1,393	(96)	3,006
ERP integration/IT transition costs	1,593	—	3,243	—
Stock-based compensation expense	4,417	1,530	8,477	2,631
Legal expenses/fines related to antitrust class actions	1,740	2,375	3,026	3,516
Plant start-up costs	1,361	—	2,114	—
(Gain) loss on write down and disposal of long-lived assets	312	(39)	823	(20)
Adjusted operating income (loss) (non-GAAP) (1)	$59,423	$36,856	$102,763	$68,337
________________
(1) Three and six months ended September 30, 2017 adjusted due to the adoption ASC 606.

The following table provides reconciliation from U.S. GAAP Net income (loss) to non-GAAP Adjusted net income (loss) (amounts in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2018	2017	2018	2017
Net income (loss) (U.S. GAAP) (1)	$37,141	$12,819	$72,361	$233,258
Non-GAAP adjustments:
Acquisition (gain) loss	—	(1,285)	—	(136,873)
Restructuring charges	—	1,393	(96)	3,006
Research and development grant reimbursement	—	—	(4,087)	—
ERP integration/IT transition costs	1,593	—	3,243	—
Stock-based compensation expense	4,417	1,530	8,477	2,631
Legal expenses/fines related to antitrust class actions	6,060	10,327	7,308	11,468
(Gain) loss on early extinguishment of debt	—	—	—	486
Net foreign exchange (gain) loss	193	1,891	(7,328)	6,934
Amortization included in interest expense	406	664	635	1,124
Equity (income) loss from equity method investments	(64)	(224)	5	(75,641)
Plant start-up costs	1,361	—	2,114	—
(Gain) loss on write down and disposal of long-lived assets	312	(39)	823	(20)
Income tax effect of non-GAAP adjustments	(164)	(631)	287	(853)
Adjusted net income (loss) (non-GAAP)	$51,255	$26,445	$83,742	$45,520
________________
(1) Three and six months ended September 30, 2017 adjusted due to the adoption ASC 606.

The following table provides reconciliation from U.S. GAAP Net income (loss) to non-GAAP Adjusted EBITDA (amounts in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2018	2017	2018	2017
Net income (loss) (U.S. GAAP) (1)	$37,141	$12,819	$72,361	$233,258
Non-GAAP adjustments:
Interest expense (income), net	6,912	7,270	13,570	18,164
Income tax expense (benefit) (1)	2,000	2,864	6,600	4,004
Depreciation and amortization (1)	12,545	13,554	25,642	26,013
EBITDA (non-GAAP)(1)	58,598	36,507	118,173	281,439
Excluding the following items:
Acquisition (gain) loss	—	(1,285)	—	(136,873)
Restructuring charges	—	1,393	(96)	3,006
Research and development grant reimbursement	—	—	(4,087)	—
ERP integration/IT transition costs	1,593	—	3,243	—
Stock-based compensation expense	4,417	1,530	8,477	2,631
Legal expenses/fines related to antitrust class actions	6,060	10,327	7,308	11,468
Net foreign exchange (gain) loss	193	1,891	(7,328)	6,934
Equity (income) loss from equity method investments	(64)	(224)	5	(75,641)
(Gain) loss on early extinguishment of debt	—	—	—	486
Plant start-up costs	1,361	—	2,114	—
(Gain) loss on write down and disposal of long-lived assets	312	(39)	823	(20)
Adjusted EBITDA (non-GAAP) (1)	$72,470	$50,100	$128,632	$93,430
________________
(1) Three and six months ended September 30, 2017 adjusted due to the adoption ASC 606.
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
Our Adjusted EBITDA measure has limitations as an analytical tool, and should not be considered in isolation or as a substitute for analysis of our results as reported under U.S. GAAP. Some of these limitations are:

•	it does not reflect our cash expenditures, future requirements for capital expenditures, or contractual commitments;

•	it does not reflect changes in, or cash requirements for, our working capital needs;

•	it does not reflect any income tax expense or benefit, including any potential changes to income taxes resulting from the Tax Cuts and Jobs Act enacted December 22, 2017;

•	it does not reflect the significant interest expense or the cash requirements necessary to service interest or principal payments on our debt;

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
Impact of Recently Issued Accounting Standards
See Note 1, “Recently Issued Accounting Pronouncements," in the Notes to the Condensed Consolidated Financial Statements for a discussion of recent accounting pronouncements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes to our market risks as disclosed in our Annual Report on Form 10-K for the year ended March 31, 2018 filed with the SEC on May 25, 2018.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of September 30, 2018, an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in its reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
Other than those changes described below, there has been no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended September 30, 2018 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
In the first quarter of 2017, the Company acquired TOKIN (see Note 2, “Acquisitions”). As of the date of this Quarterly Report, we are in the process of further integrating the acquired operations into our overall internal controls over financial reporting. Additionally, we are designing new internal controls for the implementation of the new lease standard that becomes effective fiscal year 2020.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings
“Item 3. Legal Proceedings” of our 2018 Form 10-K includes a discussion of our legal proceedings. For an update on certain legal matters see Note 14, “Concentrations of Risks.” Except for certain developments concerning TOKIN as described in Note 14, “Concentrations of Risks,” there have been no material changes from the Company’s legal proceedings described in our 2018 Form 10-K and in Part II. Item 1 Legal Proceedings of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2018.
Item 1A. Risk Factors
There have been no material changes in our risk factors from those disclosed in Part I, Item 1A Risk Factors, of the Company’s 2018 Annual Report and in Part II, Item 1A Risk Factors of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2018.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
We did not sell any of our equity securities during the six months ended September 30, 2018 that were not registered under the Securities Act of 1933, as amended.
Repurchase of Equity Securities
The following table provides information relating to our purchase of shares of our common stock during the quarter ended September 30, 2018 (amounts in thousands, except per share price):

Periods	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Programs	(d) Maximum Number of Shares That May Yet be Purchased Under the Programs
July 1 to July 31, 2018	14	$26.25	—	—
August 1 to August 31, 2018	1	25.26	—	—
September 1 to September 30, 2018	—	—	—	—
Total for Quarter Ended September 30, 2018	15	$26.71	—	—
________________
(1) Represents shares withheld by the Company upon vesting of restricted stock to pay taxes due. The Company does not currently have a publicly announced share repurchase plan or program.
Restrictions on Paying Dividends
The Revolving Line of Credit Agreement includes certain restrictions on our ability to pay dividends or make other payments or distributions on our capital stock.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits
Exhibit Index

Exhibit 3.1
Second Restated Certificate of Incorporation of the Company, as amended to date (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q (File No. 1-15491) for the quarter ended June 30, 2011)

Exhibit 3.2
Amended and Restated By-laws of KEMET Corporation, effective June 5, 2008 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K (File No. 1-15491) filed on June 5, 2008)

Exhibit 10.1
English Translation of the Term Loan Agreement, dated October 29, 2018, by and among TOKIN Corporation, the Lenders party thereto and Sumitomo Mitsui Trust Bank Limited, in its capacity as agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K File No. 1-15491) filed on October 29, 2018)

Exhibit 10.2
Form of Guaranty Agreement, dated October 29, 2018, by and between KEMET Corporation and Sumitomo Mitsui Trust Bank Limited, in its capacity as agent (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K File No. 1-15491) filed on October 29, 2018)

Exhibit 10.3
Amendment No. 10 to Loan and Security Agreement, Waiver and Consent, dated as of October 29, 2018, by and among KEMET, the other borrowers named therein, the financial institutions party thereto as lenders and Bank of America, N.A., a national banking association, as agent for the lenders (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K File No. 1-15491) filed on October 29, 2018)

Exhibit 31.1	Rule 13a-14(a)/15d-14(a) Certification - Principal Executive Officer
Exhibit 31.2	Rule 13a-14(a)/15d-14(a) Certification - Principal Financial Officer
Exhibit 32.1	Section 1350 Certification - Principal Executive Officer
Exhibit 32.2	Section 1350 Certification - Principal Financial Officer
Exhibit 101
The following financial information from KEMET Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations for the three and six months ended September 30, 2018 and 2017, (ii) Condensed Consolidated Balance Sheets at September 30, 2018 and March 31, 2018, (iii) Condensed Consolidated Statements of Cash Flows for the six months ended September 30, 2018, and 2017, and (iv) the Notes to Condensed Consolidated Financial Statements.

Pursuant to Item 601(b)(4)(iii) of Regulation S-K under the Securities Act of 1933, as amended, the registrant has not filed as exhibits to this Quarterly Report on Form 10-Q certain instruments with respect to long-term debt under which the amount of securities authorized does not exceed 10% of the total assets of the registrant. The registrant hereby agrees to furnish copies of all such instruments to the SEC upon request.
_______________

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	November 2, 2018
KEMET Corporation

	By:	/s/ WILLIAM M. LOWE, JR.
William M. Lowe, Jr.
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)
(Duly Authorized Officer)