Form 10-Q
period 2018-12-31
KEMET CORP
filed 2019-02-01
CIK 887730

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2018
or
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

The number of shares outstanding of the registrant’s common stock, par value $0.01 per share, as of January 30, 2019 was 57,786,812.

KEMET CORPORATION AND SUBSIDIARIES
Form 10-Q for the Quarter ended December 31, 2018

PART I - FINANCIAL INFORMATION
Item 1 - Financial Statements

KEMET CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Amounts in thousands, except per share data)
(Unaudited)

	December 31, 2018	March 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$234,359	$286,846
Accounts receivable, net (1)	147,848	146,561
Inventories, net	233,337	204,386
Prepaid expenses and other current assets	40,294	41,160
Total current assets (1)	655,838	678,953
Property, plant and equipment, net of accumulated depreciation of $867,313 and $866,614 as of December 31, 2018 and March 31, 2018, respectively	438,265	405,316
Goodwill	40,294	40,294
Intangible assets, net	55,170	59,907
Equity method investments	12,861	12,016
Deferred income taxes	11,722	13,837
Other assets (1)	17,107	12,600
Total assets (1)	$1,231,257	$1,222,923
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$28,416	$20,540
Accounts payable	144,418	139,989
Accrued expenses (1)	98,279	125,119
Income taxes payable	3,684	2,010
Total current liabilities (1)	274,797	287,658
Long-term debt	277,260	304,083
Other non-current obligations (1)	125,856	152,249
Deferred income taxes (1)	14,911	15,058
Total liabilities (1)	692,824	759,048
Stockholders’ equity:
Preferred stock, par value $0.01, authorized 10,000 shares, none issued	—	—
Common stock, par value $0.01, authorized 175,000 shares, issued 57,819 and 56,641 shares at December 31, 2018 and March 31, 2018, respectively	578	566
Additional paid-in capital	462,882	462,737
Retained earnings (1)	113,664	3,370
Accumulated other comprehensive income (loss) (1)	(38,691)	(2,798)
Total stockholders’ equity (1)	538,433	463,875
Total liabilities and stockholders’ equity (1)	$1,231,257	$1,222,923
________________
(1) Period ended March 31, 2018 adjusted due to the adoption of Accounting Standard Codification (“ASC”) 606, Revenue from Contracts with Customers (“ASC 606”). Refer to Note 1, “Basis of Financial Statement Presentation.”

 See accompanying notes to the unaudited condensed consolidated financial statements.

KEMET CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Amounts in thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2018	2017	2018	2017
Net sales (1)	$350,175	$306,576	$1,027,024	$882,090
Operating costs and expenses:
Cost of sales (1)	226,425	214,288	694,888	630,781
Selling, general and administrative expenses	48,271	47,751	149,071	125,799
Research and development (1)	11,357	9,907	33,040	28,690
Restructuring charges	1,718	3,530	1,622	6,536
(Gain) loss on write down and disposal of long-lived assets	788	(902)	1,611	(922)
Total operating costs and expenses (1)	288,559	274,574	880,232	790,884
Operating income (loss) (1)	61,616	32,002	146,792	91,206
Non-operating (income) expense:
Interest income	(572)	(252)	(1,325)	(413)
Interest expense	4,480	7,407	18,803	25,732
Acquisition (gain) loss	—	(310)	—	(137,183)
Other (income) expense, net	14,006	4,769	6,646	21,061
Income (loss) before income taxes and equity income (loss) from equity method investments (1)	43,702	20,388	122,668	182,009
Income tax expense (benefit) (1)	2,600	2,037	9,200	6,041
Income (loss) before equity income (loss) from equity method investments (1)	41,102	18,351	113,468	175,968
Equity income (loss) from equity method investments	(296)	238	(301)	75,879
Net income (loss) (1)	$40,806	$18,589	$113,167	$251,847

Net income (loss) per basic share	$0.70	$0.33	$1.96	$4.91
Net income (loss) per diluted share	$0.69	$0.32	$1.91	$4.31

Dividends declared per share	$0.05	—	$0.05	—

Weighted-average shares outstanding:
Basic	58,010	56,778	57,717	51,340
Diluted	59,111	58,937	59,116	58,431
 __________________
(1) Three and nine months ended December 31, 2017 adjusted due to the adoption of ASC 606.
.

See accompanying notes to the unaudited condensed consolidated financial statements.

KEMET CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Amounts in thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2018	2017	2018	2017
Net income (loss) (1)	$40,806	$18,589	$113,167	$251,847
Other comprehensive income (loss):
Foreign currency translation gains (losses) (1)	(5,152)	6,516	(32,504)	20,481
Defined benefit pension plans, net of tax	139	147	426	(6)
Defined benefit post-retirement plan adjustments	(38)	(47)	(116)	(141)
Equity interest in investee's other comprehensive income (loss)	8	(5)	(9)	5,568
Foreign exchange contracts	(2,605)	(5,330)	(1,855)	(6,807)
Excluded component of fair value hedges	(1,835)	—	(1,835)	—
Other comprehensive income (loss) (1)	(9,483)	1,281	(35,893)	19,095
Total comprehensive income (loss) (1)	$31,323	$19,870	$77,274	$270,942
 __________________
(1) Three and nine months ended December 31, 2017 adjusted due to the adoption of ASC 606.

See accompanying notes to the unaudited condensed consolidated financial statements.

KEMET CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Amounts in thousands)
(Unaudited)

	Nine Months Ended December 31,
Operating activities:	2018	2017
Net income (loss) (1)	$113,167	$251,847
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities, net of effect of acquisitions:
Depreciation and amortization (1)	38,405	37,366
Equity (income) loss from equity method investments	301	(75,879)
Acquisition (gain) loss	—	(137,183)
Non-cash debt and financing costs	1,085	1,820
(Gain) loss on early extinguishment of debt	15,988	486
Stock-based compensation expense	10,011	4,837
Receivable write down	84	162
(Gain) loss on write down and disposal of long-lived assets	1,611	(922)
Pension and other post-retirement benefits	3,823	3,897
Change in deferred income taxes (1)	1,395	(3,792)
Change in operating assets (1)	(42,130)	25,820
Change in operating liabilities (1)	(61,485)	(26,258)
Other (1)	472	582
Net cash provided by (used in) operating activities (1)	82,727	82,783
Investing activities:
Capital expenditures	(77,650)	(30,925)
Acquisitions, net of cash received	—	167,129
Proceeds from sale of assets	169	1,227
Proceeds from dividend	776	2,731
Contributions to equity method investments	(2,000)	—
Net cash provided by (used in) investing activities	(78,705)	140,162
Financing activities:
Payments on revolving line of credit	—	(33,881)
Payments of long-term debt	(332,063)	(361,625)
Proceeds from issuance of debt	293,348	334,978
Early extinguishment of debt costs	(3,234)	—
Debt issuance costs	(1,797)	(5,002)
Proceeds from exercise of stock warrants	—	8,838
Proceeds from exercise of stock options	480	5,122
Payment of dividends	(2,873)	—
Net cash provided by (used in) financing activities	(46,139)	(51,570)
Net increase (decrease) in cash, cash equivalents and restricted cash	(42,117)	171,375
Effect of foreign currency fluctuations on cash, cash equivalents and restricted cash (1)	(7,236)	3,017
Cash, cash equivalents, and restricted cash, at beginning of fiscal period	286,846	109,774
Cash, cash equivalents, and restricted cash, at end of fiscal period	237,493	284,166
Less: Restricted cash at end of period	3,134	—
Cash and cash equivalents at end of period	$234,359	$284,166
_______________
(1) Nine months ended December 31, 2017 adjusted due to the adoption of ASC 606.

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
The accompanying Condensed Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiaries. In consolidation, all intercompany amounts and transactions have been eliminated. Net sales and operating results for the three and nine months ended December 31, 2018 are not necessarily indicative of the results to be expected for the full year.
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
The Company provides a limited assurance warranty on products that meet certain specifications to select customers. The warranty coverage period is generally limited to one year for United States based customers and a length of time commensurate with regulatory requirements or industry practice outside the United States. A warranty cannot be purchased by the customer separately and, as a result, product warranties are not considered to be separate performance obligations. The Company’s liability under these warranties is generally limited to a replacement of the product or refund of the purchase price of the product. Warranty costs were not material for the three and nine months ended December 31, 2018 and 2017.

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
The balance of net contract liabilities consisted of the following at December 31, 2018 and March 31, 2018 (amounts in thousands):

	December 31, 2018	March 31, 2018
Contract liabilities - current (Accrued expenses)	$256	$256
Contract liabilities - noncurrent (Other non-current obligations)	320	513
Total contract liabilities	$576	$769
In the three and nine months ended December 31, 2018, the Company recognized revenue of $0.1 million and $0.2 million related to contract liabilities at March 31, 2018. In the three and nine months ended December 31, 2017, the Company recognized revenue of $0.1 million and $0.2 million related to contract liabilities at March 31, 2017. Revenue related to contract liabilities is recorded on the Condensed Consolidated Statements of Operations line item, "Net sales."
Contract assets
The Company recognizes an asset from the costs incurred to fulfill a contract if those costs directly relate to an existing or anticipated contract or specific business opportunity, if the costs enhance our own resources that will be used in satisfying performance obligations in the future, and the costs are expected to be recovered through subsequent sale of product to the customer. The Company has determined that certain direct labor, materials, and allocations of overhead incurred within research and development activities meet the requirements to be capitalized. As most of our contracts and customer specific business opportunities do not include a stated term, the Company amortizes these capitalized costs over the expected product life cycle, which is consistent with the estimated transfer of goods to the customer. Capitalized contract costs were $1.7 million and $2.2 million at December 31, 2018 and March 31, 2018, respectively. Capitalized contracts costs are recorded on the Condensed Consolidated Balance Sheets in the line item, “Other assets.” Amortization expense related to the contract costs was $0.2 million and $0.6 million for the three and nine months ended December 31, 2018, respectively, and $0.2 million and $0.7 million for the three and nine months ended December 31, 2017, respectively. There was no impairment loss in relation to the costs capitalized for the three and nine months ended December 31, 2018 and 2017. Amortization expense related to contract assets is recorded on the Condensed Consolidated Statements of Operations line item "Cost of sales."
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

•	Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.
Assets and liabilities measured at fair value on a recurring basis as of December 31, 2018 and March 31, 2018 are as follows (amounts in thousands):

	Carrying Value December 31,	Fair Value December 31,	Fair Value Measurement Using			Carrying Value March 31,	Fair Value March 31,	Fair Value Measurement Using
	2018	2018	Level 1	Level 2 (3)	Level 3	2018	2018	Level 1	Level 2 (3)	Level 3
Assets (Liabilities):
Money markets (1)(2)	$63,701	$63,701	$63,701	$—	$—	$83,891	$83,891	$83,891	$—	$—
Derivative assets	4,951	4,951	—	4,951	—	1,154	1,154	—	1,154	—
Derivative liabilities	(4,273)	(4,273)	—	(4,273)	—	—	—	—	—	—
Total debt	(305,676)	(315,905)	—	(315,905)	—	(324,623)	(343,125)	—	(343,125)	—
___________________
(1) Included in the line item “Cash and cash equivalents” on the Condensed Consolidated Balance Sheets.
(2) Certificates of Deposit of $35.4 million and $33.9 million that mature in three months of less are included within the balance as of December 31, 2018 and March 31, 2018, respectively.
(3) Derivative assets and liabilities fair value was determined by using a third-party matrix-pricing model that uses significant inputs derived from or corroborated by observable market data. Where applicable, these models discount future cash flow amounts using market-based observable inputs, including interest rate yield curves, and forward and spot prices for currencies. For Total debt, the valuation approach used to calculate fair value was a discounted cash flow based on the current market rate.
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
Inventories
Inventories are stated at the lower of cost or net realizable value. The components of inventories are as follows (amounts in thousands):

	December 31, 2018	March 31, 2018
Raw materials and supplies	$95,023	$88,408
Work in process	68,464	65,417
Finished goods	86,556	66,907
Subtotal	250,043	220,732
Inventory reserves	(16,706)	(16,346)
Inventories, net	$233,337	$204,386

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
In March 2018, the FASB issued ASU No. 2018-05, Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin (“SAB”) No. 118. The amendments in this update provide guidance on when to record and disclose provisional amounts for certain income tax effects of the Tax Cuts and Jobs Act (the “Act”). The amendments also require any provisional amounts or subsequent adjustments to be included in net income from continuing operations. Additionally, this ASU discusses required disclosures that an entity must make with regard to the Act. This ASU is effective immediately as new information is available to adjust provisional amounts that were previously recorded. The Company has adopted this standard and has finalized its accounting for the Act. See Note 11, “Income Taxes” for additional information on the Act.
In August 2017, the FASB issued ASU No. 2017-12, Targeted Improvements to Accounting for Hedging Activities (“ASU 2017-12”). The ASU amends and simplifies existing guidance in order to allow companies to more accurately present the economic effects of risk management activities in the financial statements. For cash flow hedges existing on the date of adoption, an entity is required to eliminate the separate measurement of ineffectiveness in earnings by means of a cumulative-effect adjustment to accumulated other comprehensive income (“AOCI”) with a corresponding adjustment to the opening balance of retained earnings. ASU 2017-12 becomes effective for fiscal years and interim periods beginning after December 15, 2018 and early adoption is permitted. In the third quarter of fiscal year 2019, the Company entered into new derivative contracts and elected to early adopt the ASU effective as of October 1, 2018. The adoption of the standard did not result in a cumulative-effect adjustment since the Company has not previously had any ineffectiveness associated with its cash flows hedges.
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

Adoption of the requirements in ASC 606 impacted our previously reported Condensed Consolidated Balance Sheet as of March 31, 2018, our Condensed Consolidated Statements of Operations and Comprehensive Income for the three and nine months ended December 31, 2017, and the Condensed Consolidated Statement of Cash Flows for the nine months ended December 31, 2017 as follows (amounts in thousands, except per share data):
Condensed Consolidated Balance Sheet

	As of March 31, 2018
	As Previously Reported	ASC 606 Adjustments	As Adjusted
Assets
Account receivable, net	$144,076	$2,485	$146,561
Total current assets	676,468	2,485	678,953
Other assets	10,431	2,169	12,600
Total assets	1,218,269	4,654	1,222,923
Liabilities and Stockholders' Equity
Accrued expenses	$122,377	$2,742	$125,119
Total current liabilities	284,916	2,742	287,658
Deferred income taxes	14,571	487	15,058
Other non-current obligations	151,736	513	152,249
Total liabilities	755,306	3,742	759,048
Retained earnings (deficit)	2,675	695	3,370
Accumulated other comprehensive income (loss)	(3,015)	217	(2,798)
Total stockholders' equity	462,963	912	463,875
Total liabilities and stockholders' equity	1,218,269	4,654	1,222,923

Condensed Consolidated Statement of Operations

	Three Months Ended December 31, 2017
	As Previously Reported	ASC 606 Adjustments	As Adjusted
Net sales	$306,408	$168	$306,576
Operating costs and expenses:
Cost of sales	213,947	341	214,288
Research and development	10,005	(98)	9,907
Operating income (loss)	32,077	(75)	32,002
Income tax expense	2,060	(23)	2,037
Net income (loss)	18,641	(52)	18,589

	Nine Months Ended December 31, 2017
	As Previously Reported	ASC 606 Adjustments	As Adjusted
Net sales	$881,879	$211	$882,090
Operating costs and expenses:
Cost of sales	629,905	876	630,781
Research and development	29,057	(367)	28,690
Operating income (loss)	91,504	(298)	91,206
Income tax expense	6,090	(49)	6,041
Net income (loss)	252,096	(249)	251,847

Condensed Consolidated Statement of Comprehensive Income

	Three Months Ended December 31, 2017
	As Previously Reported	ASC 606 Adjustments	As Adjusted
Net income (loss)	$18,641	$(52)	$18,589
Foreign currency translation gains (losses)	6,503	13	6,516
Other comprehensive income (loss)	1,268	13	1,281
Total comprehensive income (loss)	19,909	(39)	19,870

	Nine Months Ended December 31, 2017
	As Previously Reported	ASC 606 Adjustments	As Adjusted
Net income (loss)	$252,096	$(249)	$251,847
Foreign currency translation gains (losses)	20,301	180	20,481
Other comprehensive income (loss)	18,915	180	19,095
Total comprehensive income (loss)	271,011	(69)	270,942

Condensed Consolidated Statement of Cash Flows

	Nine Months Ended December 31, 2017
	As Previously Reported	ASC 606 Adjustments	As Adjusted
Operating activities
Net income (loss)	$252,096	$(249)	$251,847
Depreciation and amortization	36,694	672	37,366
Change in deferred income taxes	(3,792)	—	(3,792)
Change in operating assets	26,296	(476)	25,820
Change in operating liabilities	(26,316)	58	(26,258)
Other	499	83	582
Net cash provided by (used in) operating activities	82,695	88	82,783
Effect of foreign currency fluctuations on cash	3,105	(88)	3,017
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
On April 14, 2017, TOKIN closed on the sale of its electro-mechanical devices (“EMD”) business to NTJ Holdings 1 Ltd. (“NTJ”), a special purpose entity that is owned by funds managed or operated by Japan Industrial Partners, Inc. (“JIP”), pursuant to a master sale and purchase agreement (the “EMD Master Sale and Purchase Agreement”) previously entered into between TOKIN, NTJ and JIP (“Sale of EMD”). The initial selling price for EMD was JPY 48.2 billion, or approximately $431.0 million, using the March 31, 2017 exchange rate of 111.823 Japanese Yen (“JPY”) to 1.00 U.S. Dollar (“USD”), and

was subject to certain working capital adjustments. In the third quarter of fiscal year 2018, the selling price was adjusted by JPY 1.1 billion or approximately $10.1 million (using the December 31, 2017 exchange rate of 112.574 Japanese Yen to 1.00 U.S. Dollar) related to working capital and other adjustments in accordance with the EMD Master Sale and Purchase Agreement. At the closing of the Sale of EMD, TOKIN used a portion of the sale proceeds to repay debt related to a shareholder loan from NEC. The TOKIN historical balance sheet was adjusted to reflect the removal of net assets sold and other items directly impacted by the Sale of EMD. Additionally, due to KEMET’s 34% equity interest in TOKIN held as of the closing, adjustments were made to reflect KEMET’s accounting for the Sale of EMD in accordance with the equity method of accounting.
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

Note 3. Debt
A summary of debt is as follows (amounts in thousands):

	December 31, 2018	March 31, 2018
Term Loan Credit Agreement (1)	$—	$318,782
TOKIN Term Loan Facility (2)	291,152	—
Customer Advances (3)	8,870	—
Other (4)	5,654	5,841
Total debt	305,676	324,623
Current maturities	(28,416)	(20,540)
Total long-term debt	$277,260	$304,083
_________________
(1) Amount shown is net of discount, bank issuance costs, and other indirect issuance costs of $13.3 million as of March 31, 2018 .
(2) Amount shown is net of discount, bank issuance costs, and other indirect issuance costs of $9.1 million as of December 31, 2018.
(3) Amount shown is net of discount of $0.6 million at December 31, 2018.
(4) Amounts are shown net of discounts of $0.4 million and $0.5 million at December 31, 2018 and March 31, 2018, respectively.

The line item “Interest expense” on the Condensed Consolidated Statements of Operations for the three and nine months ended December 31, 2018 and 2017, consists of the following (amounts in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2018	2017	2018	2017
Contractual interest expense	$4,034	$6,680	$17,775	$23,762
Capitalized interest	(41)	(41)	(161)	(80)
Amortization of debt issuance costs	53	98	262	410
Amortization of debt (premium) discount	383	570	780	1,326
Imputed interest on acquisition-related obligations	14	28	43	84
Interest expense on capital lease	37	72	104	230
Total interest expense	$4,480	$7,407	$18,803	$25,732
Term Loan Credit Agreement
On November 7, 2018, the Company repaid the full outstanding balance under the Company's prior Term Loan Credit Agreement dated April 28, 2017 (“Term Loan Credit Agreement”) with Bank of America, N.A.. The Company incurred a $16.0 million loss on the debt extinguishment and the loss is included in the line item “Other (income) expense, net” in the Condensed Consolidated Statements of Operations for the three and nine months ended December 31, 2018. Interest payable related to the Term Loan Credit Agreement included in the line item “Accrued expenses” on the Condensed Consolidated Balance Sheets was $0.2 million as of March 31, 2018.
TOKIN Term Loan Facility
On October 29, 2018, the Company entered into a JPY 33.0 billion Term Loan Agreement (the “TOKIN Term Loan Facility”) by and among TOKIN, the lenders party thereto (the “Lenders”) and Sumitomo Mitsui Trust Bank, Limited in its capacity as agent (the “Agent”), arranger and Lender. Funding for the Term Loan facility occurred on November 7, 2018. The proceeds, which were net of an arrangement fee withheld from the funding amount, were JPY 32.1 billion, or approximately $283.9 million using the exchange rate as of November 7, 2018.
The proceeds from the TOKIN Term Loan Facility were used by TOKIN to make intercompany loans (the “Intercompany Loans”) to the Company. The proceeds, along with other cash on hand, were used to prepay in full the outstanding amounts under the Term Loan Credit Agreement of $323.4 million and a prepayment premium of 1.0%.
The TOKIN Term Loan Facility consists of (i) a JPY 16.5 billion (approximately $146.0 million using the exchange rate as of November 7, 2018) Term Loan A tranche (the “Term Loan A”) and (ii) a JPY 16.5 billion (approximately $146.0 million using the exchange rate as of November 7, 2018) Term Loan B tranche (the “Term Loan B” and, together with the Term Loan A, collectively, the “Term Loans”). Principal payments under Term Loan A are required semi-annually, in the amount of JPY 1.4 billion (approximately $12.5 million using the exchange rate as of December 31, 2018), while the principal of Term Loan B is due in one payment at maturity. At each reporting period, the carrying value of the loan is translated from Japanese Yen to U.S. Dollars using the spot exchange rate as of the end of the reporting period.
Interest payments are due semi-annually on the Term Loans, with the interest rate based on a margin over the six-month Japanese TIBOR. The applicable margin for Term Loan A is 2.00% and for Term Loan B is 2.25%. Japanese TIBOR at December 31, 2018 was 0.13%. Interest payable related to the TOKIN Term Loan Facility included in the line item “Accrued expenses” on the Condensed Consolidated Balance Sheets was $1.0 million as of December 31, 2018.
The Term Loans mature on September 30, 2024. KEMET and certain subsidiaries of TOKIN provided guarantees of the obligations under the Term Loans, which will also be secured by certain assets, properties and equity interests of TOKIN and its material subsidiaries. The TOKIN Term Loan Facility contains customary covenants applicable to both the Company and to TOKIN, including maintenance of a consolidated leverage ratio, the absence of two consecutive years of consolidated operating losses and the maintenance of certain required levels of consolidated net assets. The TOKIN Term Loan Facility Agreement also contains customary events of default. The Company may prepay the Term Loans at any time, subject to certain notice requirements and reimbursement of loan breakage costs.

Revolving Line of Credit
In connection with the closing of the TOKIN Term Loan Facility on October 29 2018, the Company entered into Amendment No. 10 to the Loan and Security Agreement, Waiver and Consent (the “Revolver Amendment”), by and among KEMET, KEC, the other borrowers named therein, the financial institutions party thereto as lenders and Bank of America, N.A., a national banking association, as agent for the lenders. The Revolver Amendment provides the Company with, among other things, increased flexibility for certain restricted payments (including dividends), and also released certain pledges that allowed the Company to obtain the TOKIN Term Loan Facility in order to pay down the Term Loan Credit Agreement. The revolving line of credit has a facility amount of up to $75.0 million, which is based on factors including outstanding eligible accounts receivable, inventory, and equipment collateral.
As of December 31, 2018, there were no borrowings under the revolving line of credit, and the Company’s available borrowing capacity, which is based on factors including outstanding eligible accounts receivable, inventory, and equipment collateral, under the Revolver Amendment was $62.4 million.
Customer Advances
In September and November 2018, the Company entered into two agreements with different customers (the “Customers”) pursuant to which the Customers agreed to make advances (collectively, the “Advances”) to the Company in an aggregate amount of up to $66.0 million (collectively, the “Customer Capacity Agreements”). The Company is using these Advances to fund the purchase of production equipment and to make other investments and improvements in its business and operations (the “Investments”) in order to increase overall capacity to produce various electronic components of the type and part as may be sold by the Company to the Customers from time to time. The Company retains all rights to the production equipment purchased with the funds from the Advances. The Advances from the Customers are being made in quarterly installments (“Installments”) over an expected period of 18 to 24 months from the effective date of the Customer Capacity Agreements, with the amount of each of the Installments based on the costs and expenses that have been incurred, or are reasonably expected to be incurred or committed to be incurred, by the Company in connection with the Investments during the quarter applicable to such Installments.
The Advances will be repaid beginning on the date that production from the Investments is sufficient to meet the Company's obligations under the agreements with the Customers. Repayments will be made on a quarterly basis as determined by calculations that generally take into account the number of components purchased by the Customers during the quarter. Repayments based on the calculations will continue until either the Advances are repaid in full, or December 31, 2038 for both Customers. The Company has a quarterly repayment cap in the agreement with each of the Customers and is not required to make any quarterly repayments to the Customers that in the aggregate exceed $1.7 million. If the Customers do not purchase a number of components that would require full repayment of the Advances by December 31, 2038, then the Advances shall be deemed repaid in full. Additionally, if the Customers do not purchase a number of components that would require a payment on the Advances for a period of 16 consecutive quarters, the Advances shall be deemed repaid in full.
As of December 31, 2018, the Company has received a total of $9.5 million in Advances from these Customers. Since the debt is non-interest bearing, we have recorded debt discounts on the Advances. These discounts will be amortized over the expected life of the Advances through interest expense.
As of December 31, 2018, the Company had $3.1 million in cash that was restricted to be used to fund these Investments. Restricted cash is recorded within “Prepaid expenses and other current assets” in the Condensed Consolidated Balance Sheets.
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
TOKIN has a a short term borrowing pursuant to an agreement with The 77 Bank Limited, located in Japan, in the amount of 350.0 million Yen (or $3.2 million). This was existing TOKIN debt when the Company purchased TOKIN is fiscal year 2018. The interest rate for the borrowing is the Japanese TIBOR plus 40 basis points. The loan was originally due in September 2018 and was extended to September 2019. The loan agreement automatically renews annually if both parties choose not to terminate or modify it.

Note 4. Goodwill and Intangible Assets
The following table highlights the Company’s intangible assets (amounts in thousands):

	December 31, 2018			March 31, 2018
	Carrying Amount	Accumulated Amortization	Net Amount	Carrying Amount	Accumulated Amortization	Net Amount
Indefinite Lived Intangible Assets:
Trademarks	$15,213	$—	$15,213	$15,474	$—	$15,474
Amortizing Intangibles:
Patents (10 - 18 years)	26,662	(11,691)	14,971	26,662	(10,625)	16,037
Customer relationships (10 - 21 years)	38,296	(13,310)	24,986	40,131	(11,735)	28,396
Other	222	(222)	—	238	(238)	—
Total amortizing intangibles	65,180	(25,223)	39,957	67,031	(22,598)	44,433
Total intangible assets	$80,393	$(25,223)	$55,170	$82,505	$(22,598)	$59,907
For each of the three months ended December 31, 2018 and 2017, amortization related to intangibles was $1.1 million, consisting of amortization related to patents of $0.4 million and amortization related to customer relationships of $0.7 million. For each of the nine months ended December 31, 2018 and 2017, amortization related to intangibles was $3.4 million consisting of amortization related to patents of $1.1 million and amortization related to customer relationships of $2.3 million.
The weighted-average useful life for patents was 15.8 years as of December 31, 2018 and March 31, 2018, respectively, and 12.3 years for customer relationships as of December 31, 2018 and March 31, 2018, respectively. Estimated amortization of intangible assets for each of the next five fiscal years is $4.5 million, and thereafter, amortization will total $17.5 million. Estimated amortization of patents for each of the next five fiscal years is $1.4 million, and thereafter, amortization will total $7.9 million. Estimated amortization of customer relationships for each of the next five fiscal years is $3.1 million, and thereafter, amortization will total $9.6 million.
There were no changes in the carrying amount of goodwill for the nine months ended December 31, 2018. The Company’s goodwill balance was $40.3 million at December 31, 2018 and March 31, 2018.

Note 5. Restructuring Charges
The Company has implemented restructuring plans, which include programs to increase competitiveness by removing excess capacity, relocating production to lower cost locations, relocating corporate functions to the new headquarters, and eliminating unnecessary costs throughout the Company. Significant restructuring plans in progress or recently completed as of December 31, 2018 are summarized below (amounts in thousands):

		Total expected to be incurred		Incurred during quarter ended December 31, 2018		Cumulative incurred to date
Restructuring Plan	Segment	Personnel Reduction Costs	Relocation & Exit Costs	Personnel Reduction Costs	Relocation & Exit Costs	Personnel Reduction Costs	Relocation & Exit Costs
US overhead function relocation to Fort Lauderdale, FL	Corporate	$2,655	$909	$—	$—	$2,655	$909
TOKIN operational & overhead function reduction in force	MSA, Corporate, and Solid Capacitors (1)	5,293	—	696	—	5,093	—
Tantalum powder facility relocation	Solid Capacitors	897	2,098	—	—	—	—
Axial electrolytic production relocation from Granna to Evora	Film and Electrolytic	1,200	2,600	—	778	—	778
 __________________
(1) Cumulative personnel reduction costs incurred to date are comprised of $3.8 million, $1.2 million, and $0.1 million within the MSA, Corporate, and Solid Capacitors segments, respectively.
A summary of the expenses aggregated in the Condensed Consolidated Statements of Operations line item “Restructuring charges” in the three and nine months ended December 31, 2018 and 2017, is as follows (amounts in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2018	2017	2018	2017
Personnel reduction costs	$961	$3,278	$877	$4,389
Relocation and exit costs	757	252	745	2,147
Restructuring charges	$1,718	$3,530	$1,622	$6,536
Three Months Ended December 31, 2018
The Company incurred $1.7 million in restructuring charges in the three months ended December 31, 2018 comprised of $1.0 million in personnel reduction costs and $0.8 million in manufacturing relocation and exit costs.
The personnel reduction costs of $1.0 million were related to $0.7 million in costs related to headcount reductions in the TOKIN legacy group across various internal and operational functions and $0.3 million in severance charges related to personnel reductions in the Film and Electrolytic segment resulting from a reorganization of the segment's management structure.
The manufacturing relocation and exit costs of $0.8 million related to the relocation of axial electrolytic production equipment from the plant in Granna, Sweden to the Company's plant in Evora, Portugal as the Company is in the process of shutting down operations at the Granna plant.

Nine Months Ended December 31, 2018
The Company incurred $1.6 million in restructuring charges in the nine months ended December 31, 2018 comprised of $0.9 million in personnel reduction costs and $0.7 million in manufacturing relocation and exit costs.
The personnel reduction costs of $0.9 million were primarily related to $0.7 million in costs related to headcount reductions in the TOKIN legacy group across various internal and operational functions and $0.3 million in severance charges related to personnel reductions in the Film and Electrolytic segment resulting from a reorganization of the segment's management structure.
The manufacturing relocation and exit costs of $0.7 million were primarily related to the relocation of axial electrolytic production equipment from the plant in Granna, Sweden to the Company's plant in Evora, Portugal.
Three Months Ended December 31, 2017
The Company incurred $3.5 million in restructuring charges in the three months ended December 31, 2017 comprised of $3.3 million in personnel reduction costs and $0.3 million in manufacturing relocation and exit costs.
The personnel reduction costs of $3.3 million were related to $2.2 million in costs due to a voluntary reduction in force in the Film and Electrolytic segment's Italian operations, $1.0 million in severance charges across various overhead functions in the Simpsonville, South Carolina office as these functions were relocated to the Company's new corporate headquarters in Fort Lauderdale, and $0.1 million in costs related to headcount reductions within the TOKIN legacy group related to a European sales reorganization.
The manufacturing relocation and exit costs of $0.3 million primarily consisted of $0.1 million in expenses related to the relocation of the K-Salt operations to the existing Matamoros, Mexico plant and $0.1 million in exit costs related to the shut-down of operations for KEMET Foil Manufacturing, LLC (“KFM”) in Knoxville, Tennessee.
Nine Months Ended December 31, 2017
The Company incurred $6.5 million in restructuring charges in the nine months ended December 31, 2017 comprised of $4.4 million in personnel reduction costs and $2.1 million in manufacturing relocation and exit costs.
The personnel reduction costs of $4.4 million were related to $2.2 million in costs due to a voluntary reduction in force in the Film and Electrolytic segment's Italian operations, $2.1 million in severance charges across various overhead functions in the Simpsonville, South Carolina office as these functions were relocated to the Company's new corporate headquarters in Fort Lauderdale, Florida, and $0.1 million in headcount reductions within the TOKIN legacy group related to a European sales reorganization.
The manufacturing relocation and exit costs of $2.1 million primarily consisted of $0.9 million in lease termination penalties related to the relocation of global marketing, finance and accounting, and information technology functions to the Company's Fort Lauderdale, Florida office, $0.8 million in expenses related to the relocation of the K-Salt operations to the existing Matamoros, Mexico plant, $0.4 million in exit costs related to the shut-down of operations for KFM, and $0.1 million related to the transfer of certain Tantalum production from Simpsonville, South Carolina to Victoria, Mexico.
Reconciliation of Restructuring Liability
A reconciliation of the beginning and ending liability balances for restructuring charges included in the line items “Accrued expenses” and “Other non-current obligations” on the Condensed Consolidated Balance Sheets for the three and nine months ended December 31, 2018 and 2017 is as follows (amounts in thousands):

	Three Months Ended December 31, 2018		Three Months Ended December 31, 2017
	Personnel Reductions	Manufacturing Relocations	Personnel Reductions	Manufacturing Relocations
Beginning of period	$2,837	$310	$1,494	$312
Costs charged to expense	961	757	3,278	252
Costs paid or settled	(1,258)	(757)	(444)	(252)
Change in foreign exchange	16	9	49	(1)
End of period	$2,556	$319	$4,377	$311

	Nine Months Ended December 31, 2018		Nine Months Ended December 31, 2017
	Personnel Reductions	Manufacturing Relocations	Personnel Reductions	Manufacturing Relocations
Beginning of period	$9,629	$330	$999	$406
TOKIN opening balance	—	—	—	314
Costs charged to expense	877	745	4,389	2,147
Costs paid or settled	(7,702)	(745)	(1,080)	(2,553)
Change in foreign exchange	(248)	(11)	69	(3)
End of period	$2,556	$319	$4,377	$311

Note 6. Comprehensive Income (Loss) and Accumulated Other Comprehensive Income
Changes in AOCI for the three and nine months ended December 31, 2018 and 2017 include the following components (amounts in thousands):

	Foreign Currency Translation (1)(2)	Post-Retirement Benefit Plan Adjustments	Defined Benefit Pension Plans, Net of Tax (3)	Ownership Share of Equity Method Investees’ Other Comprehensive Income (Loss)	Foreign Exchange Contracts	Excluded Component of Fair Value Hedges	Net Accumulated Other Comprehensive Income (Loss) (2)
Balance at September 30, 2018	$(17,637)	$801	$(14,544)	$268	$1,904	$—	$(29,208)
Other comprehensive income (loss) before reclassifications (4)	(3,543)	—	—	8	(2,435)	(3,407)	(9,377)
Amounts reclassified out of AOCI	(1,609)	(38)	139	—	(170)	1,572	(106)
Other comprehensive income (loss)	(5,152)	(38)	139	8	(2,605)	(1,835)	(9,483)
Balance at December 31, 2018	$(22,789)	$763	$(14,405)	$276	$(701)	$(1,835)	$(38,691)

	Foreign Currency Translation (1)(2)	Post-Retirement Benefit Plan Adjustments	Defined Benefit Pension Plans, Net of Tax (3)	Ownership Share of Equity Method Investees’ Other Comprehensive Income (Loss)	Foreign Exchange Contracts	Excluded Component of Fair Value Hedges	Net Accumulated Other Comprehensive Income (Loss) (2)
Balance at September 30, 2017 (5)	$(11,591)	$1,040	$(15,151)	$274	$1,430	$—	$(23,998)
Other comprehensive income (loss) before reclassifications	6,516	—	—	(5)	(7,130)	—	(619)
Amounts reclassified out of AOCI	—	(47)	147	—	1,800	—	1,900
Other comprehensive income (loss)	6,516	(47)	147	(5)	(5,330)	—	1,281
Balance at December 31, 2017	$(5,075)	$993	$(15,004)	$269	$(3,900)	$—	$(22,717)

	Foreign Currency Translation (1)(2)	Post-Retirement Benefit Plan Adjustments	Defined Benefit Pension Plans, Net of Tax (3)	Ownership Share of Equity Method Investees’ Other Comprehensive Income (Loss)	Foreign Exchange Contracts	Excluded Component of Fair Value Hedges	Net Accumulated Other Comprehensive Income (Loss) (2)
Balance at March 31, 2018	$9,715	$879	$(14,831)	$285	$1,154	$—	$(2,798)
Other comprehensive income (loss) before reclassifications (4)	(30,895)	—	—	(9)	(2,130)	(3,407)	(36,441)
Amounts reclassified out of AOCI	(1,609)	(116)	426	—	275	1,572	548
Other comprehensive income (loss)	(32,504)	(116)	426	(9)	(1,855)	(1,835)	(35,893)
Balance at December 31, 2018	$(22,789)	$763	$(14,405)	$276	$(701)	$(1,835)	$(38,691)

	Foreign Currency Translation (1)(2)	Post-Retirement Benefit Plan Adjustments	Defined Benefit Pension Plans, Net of Tax (3)	Ownership Share of Equity Method Investees’ Other Comprehensive Income (Loss)	Foreign Exchange Contracts	Excluded Component of Fair Value Hedges	Net Accumulated Other Comprehensive Income (Loss) (2)
Balance at March 31, 2017	$(25,556)	$1,134	$(14,998)	$(5,299)	$2,907	$—	$(41,812)
Other comprehensive income (loss) before reclassifications	20,481	—	—	5,568	(9,711)	—	16,338
Amounts reclassified out of AOCI	—	(141)	(6)	—	2,904	—	2,757
Other comprehensive income (loss)	20,481	(141)	(6)	5,568	(6,807)	—	19,095
Balance at December 31, 2017	$(5,075)	$993	$(15,004)	$269	$(3,900)	$—	$(22,717)
_________________
(1) Due primarily to the Company’s valuation allowance on deferred tax assets, there were no significant deferred tax effects associated with the cumulative currency translation gains and losses during the three and nine months ended December 31, 2018 and 2017.
(2) September 30, 2017, December 31, 2017 and March 31, 2018 were adjusted due to the adoption of ASC 606.
(3) Ending balance is net of tax of $2.2 million as of December 31, 2018 and 2017, respectively.
(4) Foreign currency translation for both the three and nine months ended December 31, 2018 includes losses of $3.6 million related to a derivative instrument accounted for as a net investment hedge. Refer to Note 13, Derivatives, for further information.
(5) Foreign currency translation opening balance adjusted due to fair value adjustments recorded retroactively during the third quarter of fiscal year 2018 related to the TOKIN acquisition.

Note 7. Equity Method Investments
The following table provides a reconciliation of equity method investments to the Company's Condensed Consolidated Balance Sheets (amounts in thousands):

	December 31, 2018	March 31, 2018
Nippon Yttrium Co., Ltd ("NYC")	$8,095	$8,148
NT Sales Co., Ltd ("NTS")	1,110	998
Novasentis Inc. (“Novasentis”)	2,938	2,870
KEMET Jianghai Electronics Components Co., Ltd (“KEMET Jianghai”)	718	—
	$12,861	$12,016

TOKIN's Joint Ventures - NYC and NTS

NYC was established in 1966 by TOKIN (previously Tohoku Metal Industries Co., Ltd.) and Mitsui Mining and Smelting Co., Ltd (“Mitsui”). NYC was established to commercialize yttrium oxides and the Company owns 30% of NYC's stock. The carrying amount of the Company's equity investment in NYC was $8.1 million at both December 31, 2018 and March 31, 2018.

NTS was established in 2004 by TOKIN, however subsequent to its formation, TOKIN sold 67% of its stock. NTS provides world-class electronic devices by utilizing global procurement networks and the Company owns 33% of NTS' stock. During the quarter ended December 31, 2018, a significant portion of NTS' sales were TOKIN’s products. The carrying amount of the Company's equity investment in NTS was $1.1 million and $1.0 million as of December 31, 2018 and March 31, 2018, respectively.

Summarized transactions between KEMET and NTS were as follows (amounts in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2018	2017	2018	2017
KEMET's sales to NTS	$12,805	$12,837	$37,402	$38,802
NTS' sales to KEMET	495	278	1,266	1,002
Investment in Novasentis
In fiscal year 2018, KEMET invested in the Series-D round of funding of Novasentis, a leading developer of film-based haptic actuators. Novasentis produces the world’s thinnest electro mechanical polymer-based actuators that provide rich haptic feedback for a variety of applications, including AR/VR and Wearables. Novasentis supplies its “smart” film and KEMET applies its expertise in manufacturing film capacitors to the development and commercial production of the actuators. The Company's ownership percentage in Novasentis is 25% and has 1 of 3 seats on Novasentis’ board of directors. Additionally, KEMET has an exclusive manufacturing supply agreement, whereby Novasentis will purchase goods exclusively from KEMET and KEMET shall manufacture and sell goods exclusively to Novasentis.

While the Company determined that Novasentis is a variable interest entity, the Company concluded that it is not the primary beneficiary of Novasentis. Accordingly, the Company accounts for its investment in Novasentis under the equity method of accounting.

The carrying amount of the Company's equity investment in Novasentis was $2.9 million as of both December 31, 2018 and March 31, 2018. As of both December 31, 2018 and March 31, 2018, the Company's maximum exposure to loss in its investment in Novasentis was limited to the carrying amount of its investment.

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

The Company's initial capital contribution to KEMET Jianghai was made during the second quarter of fiscal year 2019, and the Company accounts for its investment using the equity method due to the related nature of operations and its ability to influence the joint venture's decisions. As of December 31, 2018, the carrying amount of the Company's equity investment in KEMET Jianghai was $0.7 million.

Note 8. Segment and Geographic Information
The Company is organized into three segments: Solid Capacitors, the Film and Electrolytic segment (“Film and Electrolytic”) and MSA.
The segments are responsible for their respective manufacturing sites as well as their research and development efforts. The Company does not allocate corporate indirect selling, general and administrative (“SG&A”) or shared R&D expenses to the segments.
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

In the following tables, revenue is disaggregated by primary geographical market, sales channel, and major product lines. The tables also include reconciliations of the disaggregated revenue with the reportable segments for the three and nine months ended December 31, 2018 and 2017 (amounts in thousands):

	Three Months Ended December 31, 2018
	Solid Capacitors	Film and Electrolytic	MSA	Total

Primary geographical markets
Asia and the Pacific Rim ("APAC")	$101,566	$12,193	$19,233	$132,992
Europe, the Middle East, and Africa ("EMEA")	47,863	28,718	517	77,098
North and South America ("Americas")	79,782	9,053	2,550	91,385
Japan and Korea ("JPKO")	9,472	207	39,021	48,700
	$238,683	$50,171	$61,321	$350,175

Sales channel
OEM	$70,426	$18,768	$57,929	$147,123
Distributor	124,467	25,277	2,022	151,766
EMS	43,790	6,126	1,370	51,286
	$238,683	$50,171	$61,321	$350,175

Major product lines
Tantalum	$143,680	$—	$—	$143,680
Ceramics	95,003	—	—	95,003
Film and Electrolytic	—	50,171	—	50,171
MSA	—	—	61,321	61,321
	$238,683	$50,171	$61,321	$350,175

	Three Months Ended December 31, 2017
	Solid Capacitors	Film and Electrolytic (1)	MSA	Total (1)

Primary geographical markets
APAC	$93,549	$13,997	$16,694	$124,240
EMEA	37,174	31,122	548	68,844
Americas	56,574	6,349	2,174	65,097
JPKO	7,752	—	40,643	48,395
	$195,049	$51,468	$60,059	$306,576

Sales channel
OEM	$67,267	$20,804	$58,094	$146,165
Distributor	92,898	24,651	1,837	119,386
EMS	34,884	6,013	128	41,025
	$195,049	$51,468	$60,059	$306,576

Major product lines
Tantalum	$126,625	$—	$—	$126,625
Ceramics	68,424	—	—	68,424
Film and Electrolytic	—	51,468	—	51,468
MSA	—	—	60,059	60,059
	$195,049	$51,468	$60,059	$306,576
 __________________
(1) Three months ended December 31, 2017 adjusted due to the adoption of ASC 606.

	Nine Months Ended December 31, 2018
	Solid Capacitors	Film and Electrolytic	MSA	Total

Primary geographical markets
APAC	$308,473	$40,490	$55,376	$404,339
EMEA	135,401	92,157	1,920	229,478
Americas	216,231	22,546	7,048	245,825
JPKO	27,872	561	118,949	147,382
	$687,977	$155,754	$183,293	$1,027,024

Sales channel
OEM	$215,365	$61,303	$173,416	$450,084
Distributor	349,046	76,607	7,215	432,868
EMS	123,566	17,844	2,662	144,072
	$687,977	$155,754	$183,293	$1,027,024

Major product lines
Tantalum	$426,047	$—	$—	$426,047
Ceramics	261,930	—	—	261,930
Film and Electrolytic	—	155,754	—	155,754
MSA	—	—	183,293	183,293
	$687,977	$155,754	$183,293	$1,027,024

	Nine Months Ended December 31, 2017
	Solid Capacitors	Film and Electrolytic (1)	MSA	Total (1)

Primary geographical markets
APAC	$261,520	$42,460	$56,245	$360,225
EMEA	112,139	88,289	1,494	201,922
Americas	169,317	16,200	5,912	191,429
JPKO	25,459	—	103,055	128,514
	$568,435	$146,949	$166,706	$882,090

Sales channel
OEM	$193,182	$63,539	$156,254	$412,975
Distributor	265,290	66,278	10,024	341,592
EMS	109,963	17,132	428	127,523
	$568,435	$146,949	$166,706	$882,090

Major product lines
Tantalum	$368,479	$—	$—	$368,479
Ceramics	199,956	—	—	199,956
Film and Electrolytic	—	146,949	—	146,949
MSA	—	—	166,706	166,706
	$568,435	$146,949	$166,706	$882,090
 __________________
(1) Nine months ended December 31, 2017 adjusted due to the adoption of ASC 606.

The following table reflects each segment’s operating income (loss), depreciation and amortization expenses, and restructuring charges for the three and nine months ended December 31, 2018 and 2017 (amounts in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2018	2017	2018	2017
Operating income (loss) (1):
Solid Capacitors	$95,105	$60,991	$249,456	$170,417
Film and Electrolytic (2)	3,383	499	8,686	3,890
MSA	5,774	9,932	18,961	18,055
Corporate	(42,646)	(39,420)	(130,311)	(101,156)
	$61,616	$32,002	$146,792	$91,206
Depreciation and amortization expense:
Solid Capacitors	$6,866	$6,900	$21,401	$21,490
Film and Electrolytic (2)	2,434	2,728	7,252	8,281
MSA	1,144	(478)	3,801	1,026
Corporate	2,319	2,203	5,951	6,569
	$12,763	$11,353	$38,405	$37,366
 __________________
(1) Restructuring charges included in Operating income (loss) are as follows (amounts in thousands).
(2) Three and nine months ended December 31, 2017 adjusted due to the adoption of ASC 606.

	Three Months Ended December 31,		Nine Months Ended December 31,
	2018	2017	2018	2017
Restructuring charges:
Solid Capacitors	$—	$121	$(18)	$841
Film and Electrolytic	1,025	2,309	1,026	2,574
MSA	452	—	452	—
Corporate	241	1,100	162	3,121
	$1,718	$3,530	$1,622	$6,536

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

The components of net periodic benefit (income) costs relating to the Company’s pension and other postretirement benefit plans for the three months ended December 31, 2018 and 2017 are as follows (amounts in thousands):

	Pension		Other Benefits
	Three Months Ended December 31,		Three Months Ended December 31,
	2018	2017	2018	2017
Net service cost	$1,233	$1,307	$—	$—
Interest cost	478	425	3	3
Expected return on net assets	(531)	(501)	—	—
Amortization:
Actuarial (gain) loss	107	91	(39)	(47)
Prior service cost	23	20	—	—
Total net periodic benefit (income) costs	$1,310	$1,342	$(36)	$(44)
The components of net periodic benefit (income) costs relating to the Company’s pension and other postretirement benefit plans for the nine months ended December 31, 2018 and 2017 are as follows (amounts in thousands):

	Pension		Other Benefits
	Nine Months Ended December 31,		Nine Months Ended December 31,
	2018	2017	2018	2017
Net service cost	$3,699	$3,926	$—	$—
Interest cost	1,434	1,274	9	9
Expected return on net assets	(1,594)	(1,502)	—	—
Amortization:			0
Actuarial (gain) loss	322	271	(116)	(141)
Prior service cost	69	60	—	—
Total net periodic benefit (income) costs	$3,930	$4,029	$(107)	$(132)
All of the amounts in the tables above, other than service cost, were recorded in the line item "Other (income) expense, net" in our Condensed Consolidated Statements of Operations. In fiscal year 2019, the Company expects to contribute up to $9.0 million to the pension plans, $5.9 million of which has been contributed as of December 31, 2018. For the postretirement benefit plan, the Company’s policy is to pay benefits as costs are incurred.

Note 10. Stock-Based Compensation
As of December 31, 2018, the KEMET Corporation Omnibus Incentive Plan (the “Incentive Plan”), which amended and restated the KEMET Corporation 2014 Amendment and Restatement of the KEMET Corporation 2011 Omnibus Equity Incentive Plan, approved by the Company’s stockholders on August 2, 2017, is the only plan utilized by the Company to issue equity based awards to executives and key employees. Upon adoption of the Incentive Plan, no further awards were permitted to be granted under the Company’s prior plans, including the 1992 Key Employee Stock Option Plan, the 1995 Executive Stock Option Plan, and the 2004 Long-Term Equity Incentive Plan (collectively, the “Prior Plans”).
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
Historically, the Board has approved annual Long Term Incentive Plans (“LTIP”), which cover two year periods and are primarily based upon the achievement of an Adjusted EBITDA range for the two-year period. At the time of the award, the individual plans entitle the participants to receive cash or RSUs, or a combination of both as determined by the Company’s Board. The 2016/2017, 2017/2018, 2018/2019 and 2019/2020 LTIP also awarded RSUs which vest over the course of three years from the anniversary of the establishment of the plan and are not subject to a performance metric. The Company assesses the likelihood of meeting the Adjusted EBITDA financial metric on a quarterly basis and adjusts compensation expense to match expectations. Any related liability is reflected in the line item “Accrued expenses” on the Condensed Consolidated Balance Sheets and any RSU commitment is reflected in the line item “Additional paid-in capital” on the Condensed Consolidated Balance Sheets.
During the nine months ended December 31, 2018, 85,956 in non-vested RSUs under the 2017/2018, 2018/2019, and 2019/2020 LTIPs were forfeited by Per-Olof Loof, the Company's prior Chief Executive Officer upon his resignation in December 2018.
On May 18, 2018, the Company granted RSUs under the 2019/2020 LTIP with a grant date fair value of $17.86 that vest as follows (amounts in thousands):

Shares
May 18, 2019	56
May 18, 2020	120
May 18, 2021	122
Total shares granted (1) (2)	298
 __________________
(1) RSUs granted include a performance component. Therefore the granted shares shown above are an estimate based upon current performance expectations. The final number of shares granted depends on the achievement of performance metrics.
(2) 36,059 in non-vested RSUs under the 2019/2020 LTIP were forfeited by the Company's prior Chief Executive Officer upon his resignation.
The following is the vesting schedule of RSUs under each respective LTIP, which vested during the nine months ended December 31, 2018 (shares in thousands):

	2018/2019	2017/2018	2016/2017
Time-based award vested	63	198	191
Performance-based award vested	—	—	173

Restricted stock activity, excluding the LTIP activity discussed above, for the nine months ended December 31, 2018 is as follows (amounts in thousands except fair value):

	Shares	Weighted- average Fair Value on Grant Date
Non-vested restricted stock at March 31, 2018	1,405	$9.82
Granted	292	21.81
Vested	(1,066)	9.49
Forfeited	(21)	7.78
Non-vested restricted stock at December 31, 2018	610	$16.21

Vested shares include the acceleration of 275,000 shares related to the April 18, 2018 Amended and Restated Employment Agreement for the former Chief Executive Officer, which amended and restated Mr. Loof's prior employment agreement with the Company dated June 29, 2015. Upon the signing of the Amended and Restated Employment Agreement, certain RSUs previously granted to Mr. Loof on June 29, 2015, totaling 175,000 shares, and on September 6, 2017, totaling 100,000 shares, both of which were scheduled to vest over time, became fully vested. Incremental compensation cost resulting from the modification totaled $1.7 million.
The compensation expense associated with stock-based compensation for the three months ended December 31, 2018 and 2017 is recorded on the Condensed Consolidated Statements of Operations as follows (amounts in thousands):

	Three Months Ended December 31, 2018			Three Months Ended December 31, 2017
	Stock Options	Restricted Stock	LTIPs	Stock Options	Restricted Stock	LTIPs
Cost of sales	$—	$321	$345	$—	$210	$192
Selling, general and administrative expenses	—	547	220	—	1,262	490
Research and development	—	22	79	—	12	40
Total	$—	$890	$644	$—	$1,484	$722
The compensation expense associated with stock-based compensation for the nine months ended December 31, 2018 and 2017 is recorded on the Condensed Consolidated Statements of Operations as follows (amounts in thousands):

	Nine Months Ended December 31, 2018			Nine Months Ended December 31, 2017
	Stock Options	Restricted Stock	LTIPs	Stock Options	Restricted Stock	LTIPs
Cost of sales	$—	$1,022	$919	$—	$549	$505
Selling, general and administrative expenses	—	6,236	1,580	—	2,345	1,294
Research and development	—	54	200	—	31	113
Total	$—	$7,312	$2,699	$—	$2,925	$1,912
In the “Operating activities” section of the Condensed Consolidated Statements of Cash Flows, stock-based compensation expense was treated as an adjustment to Net income (loss) for the nine months ended December 31, 2018, and 2017. There were 72,800 stock options exercised in the nine months ended December 31, 2018 and 705,000 stock options were exercised in the nine months ended December 31, 2017.

Note 11. Income Taxes
During the quarter ended December 31, 2018, the Company recognized $2.6 million of income tax expense, comprised of $2.9 million of income tax expense related to foreign operations, $0.2 million of federal income tax benefit, and $0.1 million of state income tax benefit.
During the nine months ended December 31, 2018, the Company recognized $9.2 million of income tax expense, comprised of $9.6 million of income tax expense related to foreign operations and $0.4 million of state income tax benefit. The

$9.6 million of income tax expense related to foreign operations includes a $0.6 million benefit related to the settlement of uncertain tax positions.
During the quarter ended December 31, 2017, the Company recognized $2.0 million of income tax expense comprised of $2.7 million of income tax expense related to foreign operations and $0.7 million of federal income tax benefit.
During the nine months ended December 31, 2017, the Company recognized $6.0 million of income tax expense, comprised of $6.4 million of income tax expense related to foreign operations, $0.5 million of federal income tax benefit, and $0.1 million of state income tax expense.
The effective tax rates differ from income taxes recorded using a statutory rate largely due to the relative mix in earnings and losses in various tax jurisdictions and the usage of the net operating losses and reversal of associated valuation allowances previously recorded on the deferred tax assets.
Tax Cuts and Jobs Act
The Tax Cuts and Jobs Act (the “Act”) was enacted on December 22, 2017. The Act reduced the US federal corporate tax rate from 35% to 21%, required companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred, and created new taxes on certain foreign-sourced earnings.

During the 2018 fiscal year and in the first six months of fiscal year 2019, the Company recorded provisional amounts for certain enactment-date effects of the Act by applying the guidance in SAB 118, because the Company had not yet completed its accounting for all of the tax effects of the Act. Certain provisions of the Act did not impact the Company until the current fiscal year. These provisions include, but are not limited to, the base erosion anti-abuse tax (“BEAT”), the provision designed to tax global intangible low-taxed income (“GILTI”), the foreign-derived intangible income (“FDII”) provision, and the provision designed to limit interest expense deductions.
During the quarter ended December 31, 2018, the Company completed its accounting for the enactment-date income tax effects of the Act as the remeasurement period per SAB 118 ended on December 22, 2018. The Company has completed the analysis based on legislative updates relating to the Act currently available. These tax effects related to the one-time transition tax and the reduced corporate tax rate. The Company recognized the below adjustments as a component of income tax expense.
One-time Transition Tax
The one-time transition tax is based on the Company’s total post-1986 earnings and profits which were previously deferred from U.S. income taxes under U.S. law. In previous periods, the Company recorded provisional amounts for its one-time transition tax liability for each of its foreign subsidiaries, and the amounts were offset by utilizing net operating losses that had been carried forward from prior years.
Upon further analysis of the Act and notices and regulations issued and proposed under Internal Revenue Code (“IRC”) Section 965 by the U.S. Department of Treasury and the Internal Revenue Service, the Company finalized its calculations of the transition tax liability during the current reporting period. The final net taxable income the Company reported on its 2018 federal income tax return under IRC Section 965, after allowable deductions under IRC Section 965(c), was $34.3 million. The amount was included as a component of income tax expense and offset by federal net operating loss carryover utilizations, resulting in a net income tax expense of zero. There is no impact to foreign locations.
Deferred tax assets and liabilities
The Company had initially determined a $0.8 million tax benefit related to the US federal corporate tax rate change to its existing deferred tax balances, which was included as a component of income tax expense for fiscal year 2018. Upon further analysis of certain aspects of the Act and refinement of our calculations, the $0.8 million tax benefit remains unchanged.
Global intangible low-taxed income (“GILTI”)
The Act subjects a U.S. shareholder to tax on GILTI earned by certain foreign subsidiaries. The Financial Accounting Standards Board (“FASB”) Staff Q&A, Topic 740, No. 5, Accounting for Global Intangible Low-Taxed income, states that an entity can make an accounting policy election to either recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years, or to provide for the tax expense related to GILTI in the year the tax is incurred as a period expense. The Company has elected to account for GILTI as a period cost in the year the tax is incurred. At December 31, 2018, the Company has sufficient U.S. net operating loss carryovers to offset the additional taxable income related to the GILTI inclusion during the nine months ended December 31, 2018, resulting in a net income tax expense of zero.
Foreign-Derived Intangible Income (“FDII”)
The Act provides tax incentives to U.S. companies to earn income from the sale, lease, or license of goods and services abroad in the form of a deduction for foreign-derived intangible income. The tax law limits the amount of the FDII deductions to the U.S. shareholder’s taxable income. At December 31, 2018, the Company estimates to utilize net operating loss carryovers to absorb its taxable income for the fiscal year 2019. As a result, the Company is not estimating any taxable income deduction related to FDII.
Base Erosion Anti-Abuse Tax (“BEAT”)
Under the Act, an entity must pay a BEAT tax, if the BEAT is greater than its regular tax liability. The BEAT calculation eliminates the deduction of certain payments made to foreign affiliates, referred to as base erosion payments, but applies a lower tax rate on the resulting BEAT income. During the nine months ended December 31, 2018, the Company estimates a tax expense of $0.8 million related to BEAT. The annual BEAT inclusion increased the Company’s annual effective tax rate by 0.7% for the 2019 fiscal year.
Interest Expense Deduction Limits
The Act limits the deduction for net interest expense incurred by U.S. corporations for amounts that exceed 30% of the corporation’s adjusted taxable income for the year. The adjusted taxable income is computed initially excluding depreciation, amortization, or depletion and includes these items beginning in the year 2022. The Act permits an indefinite carryforward of any disallowed business interest expense. At December 31, 2018, the Company estimates that its net interest expense deduction for the fiscal year 2019 will not be limited.
Valuation Allowance of U.S. Group Companies
At December 31, 2018, the Company has a valuation allowance against the net deferred tax assets of its U.S. group entities. The Company intends to continue maintaining a full valuation allowance on these deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of these allowances. However, given its current earnings and anticipated future earnings, the Company believes that there is a reasonable possibility that the U.S. valuation allowance could be released within the next 12 months, as sufficient positive evidence may become available to allow it to reach a conclusion that a significant portion of the valuation allowance will no longer be needed. Release of the valuation allowance would result in the recognition of certain deferred tax assets and a decrease to income tax expense for the period in which the release is recorded. However, the exact timing and amount of the valuation allowance release is subject to change on the basis of the level of profitability that that Company is actually able to achieve.

Note 12. Basic and Diluted Net Income (Loss) Per Common Share
The following table presents basic earnings per share (“EPS”) and diluted EPS (amounts in thousands, except per share data):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2018	2017	2018	2017
Numerator:
Net income (loss) (1)	$40,806	$18,589	$113,167	$251,847
Denominator:
Weighted-average shares outstanding:
Basic	58,010	56,778	57,717	51,340
Assumed conversion of employee stock grants	1,101	2,159	1,399	2,384
Assumed conversion of warrants	—	—	—	4,707
Diluted	59,111	58,937	59,116	58,431

Net income (loss) per basic share	$0.70	$0.33	$1.96	$4.91

Net income (loss) per diluted share	$0.69	$0.32	$1.91	$4.31
  __________________
(1) Three and nine months ended December 31, 2017 adjusted due to the adoption of ASC 606.

Common stock equivalents that could potentially dilute net income (loss) per basic share in the future, but were not included in the computation of diluted earnings per share because the impact would have been anti-dilutive, are as follows (amounts in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2018	2017	2018	2017
Assumed conversion of employee stock grants	76	164	—	134
During the three and nine months ended December 31, 2018 the Company paid cash dividends of 2.9 million to its shareholders.

Note 13. Derivatives
Certain of the Company’s foreign operations expose the Company to fluctuations in currency exchange rates. These fluctuations may impact the value of the Company’s cash payments, assets, and liabilities in terms of the Company’s functional currency. The Company enters into derivative financial instruments to protect the value of certain obligations and its net investment in its TOKIN subsidiary in terms of its functional currency, the U.S. dollar. The Company’s primary exposure to foreign currency exchange rate risk relates to (i) intercompany financings with TOKIN, (ii) its net investment in TOKIN, and (iii) certain operating expenses at the Company’s Mexican facilities.
    The principal objective of such arrangements is to minimize the risks and/or costs associated with the Company’s operating and financial structure as well as to hedge specific anticipated transactions. The Company does not utilize derivatives for speculative or other purposes other than currency risk management. The use of derivative financial instruments carries certain risks, including the risk that any counterparty to a contractual arrangement may not be able to perform under the agreement. To mitigate this risk, the Company only enters into derivative financial instruments with a counterparty that is a major financial institution with a high credit rating. The Company does not anticipate that the counterparty will fail to meet its obligations.
Each derivative instrument that qualifies for hedge accounting is expected to be highly effective at reducing the risk associated with the exposure being hedged, and the Company monitors each instrument for effectiveness on a quarterly basis. The Company formally documents all relationships between hedging instruments and hedged items, as well as risk management objectives and strategies for undertaking various hedge transactions.

Changes in fair value of all its derivative instruments are reported in earnings or in AOCI, depending on whether the derivative is designated as part of a hedge transaction, and if so, the type of hedge transaction. The Company records all derivative financial instruments on its Condensed Consolidated Balance Sheets at fair value. Certain of the derivative instruments are subject to master netting agreements and are presented in the Condensed Consolidated Balance Sheets on a net basis. If the Company were to account for the asset and liability balances of those derivative contracts on a gross basis, the amounts presented in the Condensed Consolidated Balance Sheets would be adjusted from the current net presentation to the gross amounts as detailed in the table below.

The balance sheet classifications and fair value of derivative instruments designated as hedges as of December 31, 2018 and March 31, 2018 are as follows (amounts in thousands):

			Fair Value of Derivative Instruments
			December 31, 2018			March 31, 2018
	Hedge Designation	Balance Sheet Location	As Presented	Offset	Gross	As Presented	Offset	Gross
Derivative Assets
Cross-currency swaps	Fair Value	Other assets	$4,951	$—	$4,951	$—	$—	$—
Foreign exchange contracts	Cash Flow	Prepaid and other current assets	—	434	434	1,154	—	1,154

Derivative Liabilities
Cross-currency swaps	Net Investment	Other non-current obligations	3,571	—	3,571	—	—	—
Foreign exchange contracts	Cash Flow	Accrued expenses	702	434	1,136	—	—	—

Fair Value Hedging Strategy
The Company entered into two cross-currency swaps designated as fair value hedges on November 7, 2018 to hedge the foreign currency risk on the Intercompany Loans. These agreements are contracts to exchange floating-rate payments in one currency with floating-rate payments in another currency. These swaps are intended to offset in the same period the remeasurement of the carrying value of the underlying foreign currency Intercompany Loans. Changes in the fair value of these cross-currency swaps due to changes in foreign currency exchange rates are recognized in earnings upon the recognition of the change in the fair value of the hedged intercompany financings. The Company excludes the change in the fair value of these cross-currency swaps due to changes in interest rates from the assessment of hedge effectiveness. Changes in fair value of the swaps associated with changes in interest rates are initially recorded as a component of AOCI and recognized into other (income) expense, net in the Condensed Consolidated Statement of Operations using a systematic and rational method over the instrument’s term. The terms of the two cross-currency swaps designated as fair value hedges are as follows:

•
An amortizing cross-currency swap with an initial notional value of JPY 16.5 billion. The notional value is amortized by approximately JPY 1.4 billion every six months and matures on September 30, 2024. The Company receives interest in JPY on March 31 and September 30 of each year based on the JPY notional value and JPY Libor plus 2.00% . Interest payments are made in USD on March 31 and September 30 of each year based on the USD equivalent of the JPY notional value and USD Libor plus 2.70%.

•
A non-amortizing cross-currency swap with a notional value of JPY 16.5 billion maturing on September 30, 2024. The Company receives interest in JPY on March 31 and September 30 of each year based on the JPY notional value and JPY Libor plus 2.25% . Interest payments are made in USD on March 31 and September 30 of each year based on the USD equivalent of the JPY notional value and USD Libor plus 3.15%.

The notional value of these contracts were JPY 33.0 billion or $291.9 million at December 31, 2018.

Hedges of Net Investments in Foreign Operations Strategy
The Company entered into a cross-currency swap designated as a net investment hedge on November 7, 2018 to hedge the JPY currency exposure of the Company’s net investment in TOKIN. This agreement is a contract to exchange fixed-rate payments in one currency for fixed-rate payments in another currency. Changes in the fair value of this swap are recorded in equity as a component of AOCI in the same manner as foreign currency translation adjustments. In assessing the effectiveness of this hedge, the Company uses a method based on changes in spot rates to measure the impact of the foreign currency exchange rate fluctuations on both its foreign subsidiary net investment and the related swap. Under this method, changes in the fair value of the hedging instrument other than those due to changes in the spot rate are initially recorded in AOCI as a translation adjustment, and then are amortized into other (income) expense, net in the Condensed Consolidated Statement of Operations using a systematic and rational method over the instrument’s term. Changes in the fair value associated with the effective portion (i.e. those changes due to the spot rate) are recorded in AOCI as a translation adjustment and are released and recognized in earnings only upon the sale or liquidation of the hedged net investment. The terms of this cross-currency swap are as follows:

•
An amortizing cross-currency swap with an initial notional value of JPY 33.0 billion. The notional amount is amortized by approximately JPY 1.4 billion every six months and matures on September 30, 2024. Interest payments are made by the Company in JPY on March 31 and September 30 of each year based on the JPY notional value and a fixed rate of 2.61%. The Company receives interest in USD on March 31 and September 30 of each year based on the USD equivalent of the JPY notional value and a fixed rate of 6.25%.

The notional value of this contract was JPY 33.0 billion or $291.9 million at December 31, 2018.
Cash Flow Hedging Strategy
Certain operating expenses at the Company’s Mexican facilities are paid in Mexican Pesos. In order to hedge a portion of these forecasted cash flows, the Company purchases foreign exchange contracts, with terms generally less than twelve months, to buy Mexican Pesos for periods and amounts consistent with underlying cash flow exposures. These contracts are designated as cash flow hedges at inception.

Unrealized gains and losses associated with the change in fair value of the foreign exchange contracts are recorded in AOCI. Changes in the derivatives’ fair values are deferred and recorded as a component of AOCI until the underlying transaction is settled and recorded to the Condensed Consolidated Statement of Operations. When the hedged item affects income, gains or losses are reclassified from AOCI to the Condensed Consolidated Statement of Operations as Cost of Sales for foreign exchange contracts to purchase such foreign currency. The notional value of outstanding Peso contracts was $72.2 million and $70.6 million as of December 31, 2018 and March 31, 2018, respectively.

Hedging Strategy Impact on Statements of Operations

The following tables present gain and loss activity for the three and nine months ended December 31, 2018 and 2017 for derivative instruments designated as hedges (amounts in thousands):

			Three Months Ended December 31, 2018
			Gain (Loss)
Derivative Instrument	Hedge Designation	Location of Gain (Loss) Recognized in Statements of Operations	Recognized in AOCI	Reclassified from AOCI to Income	Recorded Directly to Income
Cross-currency swaps (1)	Fair Value	Other income/expense, net	$(3,407)	$(1,572)	$8,358
Cross-currency swaps (2)	Net Investment	Other income/expense, net	(3,571)	1,609	—
Foreign exchange contracts (3)	Cash Flow	Cost of sales	(2,435)	170	—

Three-Months Ended December 31, 2017
Gain (Loss)
Derivative Instrument	Hedge Designation	Location of Gain (Loss) Recognized in Statements of Operations	Recognized in AOCI	Reclassified from AOCI to Income	Recorded Directly to Income
Cross-currency swaps (1)	Fair Value	Other income/expense, net	$—	$—	$—
Cross-currency swaps (2)	Net Investment	Other income/expense, net	—	—	—
Foreign exchange contracts (3)	Cash Flow	Cost of sales	(7,130)	(1,800)	—

			Nine Months Ended December 31, 2018
			Gain (Loss)
Derivative Instrument	Hedge Designation	Location of Gain (Loss) Recognized in Statements of Operations	Recognized in AOCI	Reclassified from AOCI to Income	Recorded Directly to Income
Cross-currency swaps (1)	Fair Value	Other income/expense, net	$(3,407)	$(1,572)	$8,358
Cross-currency swaps (2)	Net Investment	Other income/expense, net	(3,571)	1,609	—
Foreign exchange contracts (3)	Cash Flow	Cost of sales	(2,130)	(275)	—

Nine Months Ended December 31, 2017
Gain (Loss)
Derivative Instrument	Hedge Designation	Location of Gain (Loss) Recognized in Statements of Operations	Recognized in AOCI	Reclassified from AOCI to Income	Recorded Directly to Income
Cross-currency swaps (1)	Fair Value	Other income/expense, net	$—	$—	$—
Cross-currency swaps (2)	Net Investment	Other income/expense, net	—	—	—
Foreign exchange contracts (3)	Cash Flow	Cost of sales	(9,711)	(2,904)	—
_________________
(1) Amounts recognized in AOCI represent the change in the fair value of the derivative instruments related to the excluded components. Amounts reclassified from AOCI to income represent amortization of excluded components based upon the instruments' periodic coupons. Amounts recorded directly to income represent the change in the fair value of the derivative instruments related to the effective portion of the qualifying hedge.
(2) Amounts recognized in AOCI represent the total change in the fair value of the derivative instrument. Amounts recorded to AOCI are recorded within foreign currency translation. Amounts reclassified from AOCI to income represent amortization of excluded components based on the instrument's periodic coupon..
(3) Amounts recognized in AOCI represent the total change in the fair value of the derivative instruments. Amounts reclassified from AOCI to income represent the change in the fair value of the derivative instruments pertaining to the settlement of the qualifying hedged item (effective portion).

The following tables present the total amount of each income and expense line item presented in the Statements of Operations in which the results of fair value and cash flow hedges are recorded and the effects of those hedging strategies on income (amounts in thousands):

	Three Months Ended December 31, 2018		Three Months Ended December 31, 2017
	Cost of sales	Other income (expense), net	Cost of sales (3)	Other income (expense), net
Total income (expense) in Statements of Operations	$(226,425)	$(14,006)	$(214,288)	$(4,769)

Fair value hedging impact
Cross-currency swaps:
Gain (loss) on hedged item	—	(8,358)	—	—
Gain (loss) on derivative instrument (1)	—	6,786	—	—

Cash flow hedging impact
Foreign exchange contracts:
Gain (loss) reclassified from AOCI to income (2)	170	—	(1,800)	—

	Nine Months Ended December 31, 2018		Nine Months Ended December 31, 2017
	Cost of sales	Other income (expense), net	Cost of sales (3)	Other income (expense), net
Total income (expense) in Statements of Operations	$(694,888)	$(6,646)	$(630,781)	$(21,061)

Fair value hedging impact
Cross-currency swaps:
Gain (loss) on hedged item	—	(8,358)	—	—
Gain (loss) on derivative instrument (1)	—	6,786	—	—

Cash flow hedging impact
Foreign exchange contracts:
Gain (loss) reclassified from AOCI to income (2)	(275)	—	(2,904)	—
_________________
(1) Amounts recognized in income includes the change in the fair value of the derivative instruments related to the effective portion of the qualifying hedges and amortization of the excluded components.
(2) Net losses of $1.2 million are expected to be reclassified from AOCI into income within the next 12 months.
(3) Three and nine months ended December 31, 2017 adjusted due to the adoption of ASC 606.

Note 14. Concentrations of Risks
The Company sells to customers globally. Credit evaluations of its customers’ financial condition are performed periodically, and the Company generally does not require collateral from its customers. One of the Company's customers, TTI, Inc., an electronics distributor, accounted for over 10% of the Company’s net sales for the three and nine months ended December 31, 2018 and 2017. There were no accounts receivable balances from any customer exceeding 10% of gross accounts receivable as of December 31, 2018 and March 31, 2018.
Electronics distributors are an important channel in the electronics industry and accounted for 43.4% and 38.9% of the Company's net sales for the three months ended December 31, 2018 and 2017, respectively, and 42.2% and 38.7% for the nine months ended December 31, 2018 and 2017, respectively. As a result of the Company’s concentration of sales to electronics distributors, the Company may experience fluctuations in the Company’s operating results as electronics distributors experience fluctuations in end-market demand and/or adjust their inventory stocking levels.
Legal Update
In July 2013, TOKIN was named as one of eight defendants in two purported U.S. class action antitrust lawsuits (In Re: Lithium Ion Batteries Antitrust Litigation, 13-MD-02420-YGR, United States District Court, Northern District of California) (the “Battery Class Action Suits”) regarding the sale of lithium ion batteries brought on behalf of direct product purchasers and indirect product purchasers. On March 2, 2018, TOKIN entered into a settlement agreement, which, subject to court approval, provides for the release of TOKIN and its subsidiaries from claims asserted in the Battery Class Action Suits, in consideration of which, TOKIN agreed to pay $2.0 million to the settlement class of indirect product purchasers. TOKIN paid the settlement amount into an escrow account on January 25, 2019. On May 16, 2018, the Court granted final approval to a settlement agreement by which, in consideration of the release of TOKIN and its subsidiaries from claims asserted in the Battery Class Action Suits, TOKIN agreed to pay $4.95 million to the settlement class of direct product purchasers. TOKIN had paid the settlement amount for the settlement class of direct product purchasers on January 18, 2018, prior to receiving the final court approval.
Beginning in March 2014, TOKIN and certain of its subsidiaries received inquiries, requests for information and other communications from government authorities in China, the United States, the European Commission, Japan, South Korea, Taiwan, Singapore and Brazil concerning alleged anti-competitive activities within the capacitor industry.
On September 2, 2015, the United States Department of Justice announced a plea agreement with TOKIN in which TOKIN agreed to plead guilty to a one-count felony charge of unreasonable restraint of interstate and foreign trade and commerce in violation of Section 1 of the Sherman Act, and to pay a criminal fine of $13.8 million. The plea agreement was approved by the United States District Court, Northern District of California, on January 21, 2016. The fine is payable over five years in six installments of $2.3 million each, plus accrued interest. The first four payments were made in February 2016, January 2017, January 2018, and January 2019, while the next payment is due in January 2020.
On December 9, 2015, the Taiwan Fair Trade Commission (“TFTC”) publicly announced that TOKIN would be fined 1.2 billion New Taiwan dollars (“NTD”) (approximately USD $39.6 million) for violations of the Taiwan Fair Trade Act. Subsequently, the TFTC has reduced the fine to NTD 609.1 million (approximately USD $19.8 million). In February 2016, TOKIN commenced an administrative suit in Taiwan, challenging the validity of the amount of the fine. On August 23, 2018, the Taipei High Administrative Court revoked the TFTC decision, finding that the decision had been time-barred by applicable statute. On September 21, 2018, the TFTC filed an appeal against the High Administrative Court's decision.
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
On November 30, 2018, the Korean Fair Trade Commission (“KFTC”) notified TOKIN of its decision to impose an administrative fine on TOKIN of KRW 8.1 billion (approximately USD $7.2 million) for violation of South Korea's Monopoly Regulation and Fair Trade Law. TOKIN filed its appeal of the KFTC's decision with the Seoul High Court on December 28, 2018. TOKIN is required to pay the fine by February 1, 2019, even though an appeal of the decision is currently pending.
On December 6, 2018, the Ontario Superior Court of Justice approved a May 30, 2018 definitive settlement agreement with the plaintiffs in the Canadian Complaints (as defined in “Item 3. Legal Proceedings” of the Company's 2018 Form 10-K). Pursuant to the terms of the settlement, in consideration of the release of TOKIN and its subsidiaries (including TOKIN America, Inc.) from claims asserted in the Canadian Complaints, TOKIN paid CAD 2.9 million (approximately USD $2.2 million) to a settlement class of purchasers of aluminum and tantalum electrolytic capacitors and purchasers of products containing such capacitors. The settlement payment was made on June 27, 2018.
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
The remaining governmental investigations are continuing at various stages. As of December 31, 2018, TOKIN’s accrual for antitrust and civil litigation claims totaled $48.2 million which is stated in the following line items, “Account payable” ($15.0 million), “Accrued expenses” ($16.7 million) and “Other non-current obligations” ($16.5 million) on the Condensed Consolidated Balance Sheets. This amount includes the best estimate of losses which may result from the ongoing antitrust investigations, civil litigation and claims. However, the actual outcomes could differ from what has been accrued. Additionally, under the terms of the TOKIN Purchase Agreement, KEMET will be responsible for defending all suits brought against TOKIN, paying all expenses and satisfying all judgments to the extent incurred by or rendered against TOKIN arising out of or related to the capacitor antitrust investigations and related litigation described above.

Note 15. Subsequent Events
The Company has evaluated events from December 31, 2018 through the date the financial statements were issued and there have not been any subsequent events that require disclosure.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This report contains certain statements that are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. Actual outcomes and results may differ materially from those expressed in, or implied by, our forward-looking statements. Words such as “expects,” “anticipates,” “believes,” “estimates” or variations or other similar expressions and future or conditional verbs such as “will,” “should,” “would,” and “could” are intended to identify such forward-looking statements. Readers of this report should not rely solely on the forward-looking statements and should consider all uncertainties and risks throughout this report, as well as those discussed under Part I, Item 1A Risk Factors, of the Company’s 2018 Annual Report. The statements are representative only as of the date they are made, and we undertake no obligation to update any forward-looking statement.
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
Factors that may cause actual outcomes and results to differ materially from those expressed in, or implied by, these forward-looking statements include, but are not necessarily limited to, the following: (i) adverse economic conditions could impact our ability to realize operating plans if the demand for our products declines, and such conditions could adversely affect our liquidity and ability to continue to operate and could cause a write down of long-lived assets or goodwill; (ii) an increase in the cost or a decrease in the availability of our principal or single-sourced purchased raw materials; (iii) changes in the competitive environment; (iv) uncertainty of the timing of customer product qualifications in heavily regulated industries; (v) economic, political, or regulatory changes in the countries in which we operate; (vi) difficulties, delays, or unexpected costs in completing the Company’s restructuring plans; (vii) acquisitions and other strategic transactions expose us to a variety of risks, including the ability to successfully integrate and maintain adequate internal controls over financial reporting in compliance with applicable regulations; (viii) our acquisition of TOKIN Corporation may not achieve all of the anticipated results; (ix) our business could be negatively impacted by increased regulatory scrutiny and litigation; (x) difficulties associated with retaining, attracting, and training effective employees and management; (xi) the need to develop innovative products to maintain customer relationships and offset potential price erosion in older products; (xii) exposure to claims alleging product defects; (xiii) the impact of laws and regulations that apply to our business, including those relating to environmental matters, data protection, cyber security and privacy; (xiv) the impact of international laws relating to trade, export controls and foreign corrupt practices; (xv) changes impacting international trade and corporate tax provisions related to the global manufacturing and sales of our products may have an adverse effect on our financial condition and results of operations; (xvi) volatility of financial and credit markets affecting our access to capital; (xvii) the need to reduce the total costs of our products to remain competitive; (xviii) potential limitation on the use of net operating losses to offset possible future taxable income; (xix) restrictions in our debt agreements that could limit our flexibility in operating our business; (xx) disruption to our information technology systems to function properly or control unauthorized access to our systems may cause business disruptions; (xxi) economic and demographic experience for pension and other post-retirement benefit plans could be less favorable than our assumptions; (xxii) fluctuation in distributor sales could adversely affect our results of operations; (xxiii) earthquakes and other natural disasters could disrupt our operations and have a material adverse effect on our financial condition and results of operations; and (xxiv) volatility in our stock price.
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
KEMET operates twenty-four production facilities in Europe, North America, and Asia, and employs approximately 14,950 employees worldwide. Commodity manufacturing previously located in the United States has been substantially relocated to our lower-cost manufacturing facilities in Mexico, China and countries in Europe. We also have low cost manufacturing facilities located in Vietnam, Indonesia, and Thailand. Production remaining in the United States focuses primarily on early-stage manufacturing of new products and other specialty products for which customers are predominantly located in North America.
Our products are sold into a wide range of different end markets, including computing, industrial, telecommunications, transportation, consumer, defense and healthcare across all geographic regions. No single end market industry accounted for more than 30% of net sales, although one electronics distributor, TTI, Inc., accounted for more than 10% of net sales in the nine months ended December 31, 2018. In addition, an aggregate of over 10% of our net sales in the nine months ended December 31, 2018 were driven by sales to electronic manufacturing services providers ("EMS") for incorporation into Apple Inc. products. No single end-use direct customer accounted for more than 5% of our net sales for the nine months ended December 31, 2018. During the nine months ended December 31, 2018 we introduced 17,362 new products of which 260 were first to market. In addition, we continue to focus on specialty products which accounted for 39.5% of our revenue over this period.
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

Recent Developments and Trends
The following items are reflected in the financial statements for the three and nine months ended December 31, 2018:
TOKIN
On April 19, 2017, the Company completed its acquisition of TOKIN, which at that time it became a 100% owned indirect subsidiary of KEMET. As such, the results for the nine months ended December 31, 2017 do not include TOKIN's sales and expenses for the 19 days prior to the date of acquisition. For further information on the acquisition of TOKIN, refer to Note 2, “Acquisitions.”
Tax Cuts and Jobs Act
The Tax Cuts and Jobs Act (the “Act”) was enacted on December 22, 2017. The Act reduced the US federal corporate tax rate from 35% to 21%, required companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred, and created new taxes on certain foreign-sourced earnings.
During the 2018 fiscal year and in the first six months of fiscal year 2019, the Company recorded provisional amounts for certain enactment-date effects of the Act by applying the guidance in SAB 118, because the Company had not yet completed its accounting for all of the tax effects of the Act. Certain provisions of the Act did not impact the Company until the current fiscal year. These provisions include, but are not limited to, the base erosion anti-abuse tax (“BEAT”), the provision designed to tax global intangible low-taxed income (“GILTI”), the foreign-derived intangible income (“FDII”) provision, and the provision designed to limit interest expense deductions.
During the quarter ended December 31, 2018, the Company completed its accounting for the enactment-date income tax effects of the Act as the remeasurement period per SAB 118 ended on December 22, 2018. The Company has completed the analysis based on legislative updates relating to the Act currently available. These tax effects related to the one-time transition tax and the reduced corporate tax rate. For further information on the impact of the Act on the Company, refer to Note, 11, “Income Taxes.”
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
Long-term debt

On October 29, 2018, the Company entered into a JPY 33.0 billion Term Loan Agreement (the “TOKIN Term Loan Facility”) by and among TOKIN, the lenders party thereto (the “Lenders”) and Sumitomo Mitsui Trust Bank, Limited in its capacity as agent (the “Agent”), arranger and Lender. Funding for the Term Loan facility occurred on November 7, 2018. The proceeds, which were net of an arrangement fee withheld from the funding amount, were JPY 32.1 billion, or approximately $283.9 million using the exchange rate as of November 7, 2018.
The proceeds from the TOKIN Term Loan Facility were used by TOKIN to make intercompany loans (the “Intercompany Loans”) to the Company. The proceeds, along with other cash on hand, were used to prepay in full the outstanding amount of $323.4 million and a prepayment premium of 1.0% under the Company's Term Credit Loan Agreement with Bank of America, N.A.. For further information, refer to Note 3, “Debt.”
Dividends
On October 30, 2018, the Company declared a quarterly cash dividend of $0.05 per share of its common stock. The dividend was paid November 26, 2018 to shareholders of record as of the close of business on November 16, 2018.

Restructuring
The Company has implemented restructuring plans which include programs to increase competitiveness by removing excess capacity, relocating production to lower cost locations, relocating corporate functions to the new headquarters, and eliminating unnecessary costs throughout the Company. Significant restructuring plans in progress or recently completed as of December 31, 2018 are summarized below (amounts in thousands):

		Total expected to be incurred		Incurred during quarter ended December 31, 2018		Cumulative incurred to date
Restructuring Plan	Segment	Personnel Reduction Costs	Relocation & Exit Costs	Personnel Reduction Costs	Relocation & Exit Costs	Personnel Reduction Costs	Relocation & Exit Costs
US overhead function relocation to Fort Lauderdale, FL	Corporate	$2,655	$909	$—	$—	$2,655	$909
TOKIN operational & overhead function reduction in force	MSA, Corporate, and Solid Capacitors	5,293	—	696	—	5,093	—
Tantalum powder facility relocation	Solid Capacitors	897	2,098	—	—	—	—
Axial electrolytic production relocation from Granna to Evora	Film and Electrolytic	1,200	2,600	—	778	—	778
Outlook
We believe an overall softening in the market, primarily in the Asian region and the consumer segment, will continue into the next quarter but will be partially offset by continued revenue growth in our Ceramic product line. For the fourth quarter of fiscal year 2019, we expect net sales to be within the $340.0 million to $345.0 million range, gross margin as a percentage of net sales is expected to be between 33.0% and 34.5%, SG&A expenses are expected to be between $44.5 million and $45.5 million, R&D expenses are expected to be approximately $11.0 million to $11.5 million and income taxes are forecasted to be between $2.0 million and $3.0 million. We expect to spend in the range of $50.0 million to $60.0 million in capital expenditures for the fourth quarter of fiscal year 2019.

CONDENSED CONSOLIDATED RESULTS OF OPERATIONS
Consolidated Comparison of the Quarter Ended December 31, 2018 with the Quarter Ended December 31, 2017
The following table sets forth the Condensed Consolidated Statements of Operations for the periods indicated (amounts in thousands, except percentages):

	Three Months Ended December 31,
	2018	% to Total Sales	2017	% to Total Sales
Net sales (1)	$350,175		$306,576
Gross margin (1)	123,750	35.3%	92,288	30.1%
Selling, general and administrative expenses	48,271	13.8%	47,751	15.6%
Research and development (1)	11,357	3.2%	9,907	3.2%
Restructuring charges	1,718	0.5%	3,530	1.2%
(Gain) loss on write down and disposal of long-lived assets	788	0.2%	(902)	(0.3)%
Operating income (loss) (1)	61,616	17.6%	32,002	10.4%

Interest income	(572)	(0.2)%	(252)	(0.1)%
Interest expense	4,480	1.3%	7,407	2.4%
Acquisition (gain) loss	—	n.m.	(310)	(0.1)%
Other (income) expense, net	14,006	4.0%	4,769	1.6%
Income (loss) before income taxes and equity income (loss) from equity method investments (1)	43,702	12.5%	20,388	6.7%
Income tax expense (benefit) (1)	2,600	0.7%	2,037	0.7%
Income (loss) before equity income (loss) from equity method investments (1)	41,102	11.7%	18,351	6.0%
Equity income (loss) from equity method investments	(296)	(0.1)%	238	0.1%
Net income (loss) (1)	$40,806	11.7%	$18,589	6.1%
_________________
(1) Three months ended December 31, 2017 adjusted due to the adoption of ASC 606, Revenue from Contracts with Customers ("ASC 606"). Refer to Note 1, "Basis of Financial Statement Presentation."
n.m. - not meaningful

Net Sales
Net sales for the quarter ended December 31, 2018 of $350.2 million increased $43.6 million or 14.2% from $306.6 million for the quarter ended December 31, 2017. For the quarter ended December 31, 2018, Solid Capacitors net sales increased $43.6 million, Film and Electrolytic net sales decreased $1.3 million, and MSA net sales increased $1.3 million from the quarter ended December 31, 2017.
The increase in Solid Capacitors net sales was primarily driven by a $31.6 million increase in distributor sales across all regions, an $8.9 million increase in EMS sales across all regions, and a $4.3 million increase in original equipment manufacturers' (“OEM”) sales in all regions except for the North and South America (“Americas”) region, which had a $1.1 million decrease in sales. Solid Capacitors net sales was unfavorably impacted by $0.8 million from foreign currency exchange due to the change in the value of the Euro compared to the U.S. Dollar.
For Film and Electrolytic, the decrease in net sales was primarily driven by a $2.8 million decrease in OEM sales in the Asia and Pacific Rim (“APAC”) and the Europe, Middle East, and Africa (“EMEA”) regions and a $1.0 million decrease in distributor sales in APAC region. These decreases were partially offset by a $1.6 million increase in distributor sales, a $0.6 million increase in EMS sales, and a $0.6 million increase in OEM sales in the Americas region. Film and Electrolytic net sales was unfavorably impacted by $1.0 million from foreign currency exchange due to the change in the value of the Euro compared to the U.S. Dollar.
The increase in MSA net sales was primarily driven by a $2.1 million increase in OEM sales in the APAC region, a $1.2 million increase in EMS sales in the APAC region, and a $1.0 million increase in distributor sales in the Americas and

EMEA regions. These increases were partially offset by a $2.3 million decrease in OEM sales across the Americas, EMEA, and Japan and Korea (“JPKO”) regions and a $0.8 million decrease in distributor sales in the APAC region.
The following table reflects the percentage of net sales by region for the quarters ended December 31, 2018 and 2017:

	Three Months Ended December 31,
	2018	2017
APAC	38.0%	40.5%
EMEA	22.0%	22.5%
Americas	26.1%	21.2%
JPKO	13.9%	15.8%
	100.0%	100.0%
The following table reflects the percentage of net sales by channel for the quarters ended December 31, 2018 and 2017.

	Three Months Ended December 31,
	2018	2017
OEM	42.0%	47.7%
Distributor	43.4%	38.9%
EMS	14.6%	13.4%
	100.0%	100.0%
Gross Margin
Gross margin for the quarter ended December 31, 2018 of $123.8 million (35.3% of net sales) improved $31.5 million or 34.1% from $92.3 million (30.1% of net sales) for the quarter ended December 31, 2017, and gross margin as a percentage of net sales improved 520 basis points.
Solid Capacitors gross margin increased $34.0 million, or 47.7%, primarily due to an increase in net sales, as well as continued margin improvement due to our restructuring activities, vertical integration, and manufacturing process improvements resulting from our cost reduction activities.
Film and Electrolytic gross margin increased $2.7 million, or 64.8%, primarily due to continued margin improvement due to our restructuring activities and manufacturing process improvements resulting from our cost reduction activities.
MSA gross margin decreased $5.2 million, or 30.6%, primarily due to a change in the sales mix to lower margin products.
Selling, General and Administrative Expenses
SG&A expenses of $48.3 million (13.8% of net sales) for the quarter ended December 31, 2018 increased $0.5 million or 1.1% from $47.8 million (15.6% of net sales) for the quarter ended December 31, 2017. The increase was mainly attributed to a $2.5 million increase in ERP integration and technology transition costs, which was partially offset by a $1.9 million decrease in payroll and related expenses. The decrease in payroll related expenses was mainly due to a one-time $1.5 million expense reduction resulting from the prior CEO's forfeited Long Term Incentive Plan awards.
Research and Development
R&D expenses of $11.4 million (3.2% of net sales) for the quarter ended December 31, 2018 increased $1.5 million or 14.6% compared to $9.9 million (3.2% of net sales) for the quarter ended December 31, 2017. The increase was primarily related to a $1.3 million increase in payroll and related expenses, which was due to an increase in headcount.
Restructuring Charges
Restructuring charges of $1.7 million for the quarter ended December 31, 2018, decreased $1.8 million compared to $3.5 million for the quarter ended December 31, 2017.

The Company incurred $1.7 million of restructuring charges in the quarter ended December 31, 2018 which consisted of $1.0 million in personnel reduction costs and $0.8 million in manufacturing relocation and exit costs. The personnel reduction costs of $1.0 million were related to $0.7 million in costs related to headcount reductions in the TOKIN legacy group across various internal and operational functions and $0.3 million in severance charges related to personnel reductions in the Film and Electrolytic segment resulting from a reorganization of the segment's management structure.
The manufacturing relocation and exit costs of $0.8 million related to the relocation of axial electrolytic production equipment from the plant in Granna, Sweden to the Company's plant in Evora, Portugal as the Company is in the process of shutting down operations at the Granna plant.
The Company incurred $3.5 million of restructuring charges in the quarter ended December 31, 2017 which consisted of $3.3 million in personnel reduction costs and $0.3 million in manufacturing relocation and exit costs. The personnel reduction costs of $3.3 million were due to $2.2 million in costs due to a voluntary reduction in force in the Film and Electrolytic segment's Italian operations, $1.0 million in severance charges across various overhead functions in the Simpsonville, South Carolina office as these functions were relocated to the Company's new corporate headquarters in Fort Lauderdale, and $0.1 million in costs related to headcount reductions within the TOKIN legacy group related to a European sales reorganization.
The manufacturing relocation and exit costs of $0.3 million primarily consisted of $0.1 million in expenses related to the relocation of the K-Salt operations to the existing Matamoros, Mexico plant and $0.1 million in exit costs related to the shut-down of operations for KEMET Foil Manufacturing, LLC (“KFM”) in Knoxville, Tennessee.
Operating Income (Loss)
Operating income of $61.6 million for the quarter ended December 31, 2018 improved $29.6 million from operating income of $32.0 million for the quarter ended December 31, 2017. The improvement was primarily attributable to a $31.5 million improvement in gross margin and a $1.8 million decrease in restructuring charges. These improvements to operating income were partially offset by a $0.5 million increase in SG&A expenses, an unfavorable $1.7 million change in (gain) loss on write down and disposal of long-lived assets, and a $1.5 million increase in R&D expenses.
Non-Operating (Income) Expense, Net
Non-operating expense, net was $17.9 million for the quarter ended December 31, 2018 compared to non-operating expense, net of $11.6 million for the quarter ended December 31, 2017. The $6.3 million increase is primarily attributable to a $16.0 million loss on early extinguishment of the Term Loan Credit Agreement with proceeds from the TOKIN Term Loan Facility in the current quarter compared to no such expense in the same quarter in the prior year. The increase was partially offset by a $3.3 million decrease in net interest expense, a $2.3 million decrease in TOKIN anti-trust litigation fines, and a $4.4 million favorable change in foreign currency exchange gain (loss), which was primarily due to the change in the value of Japanese Yen, Chinese Yuan Renminbi, Euro, and Thai Baht compared to the U.S. dollar for the quarter ended December 31, 2018 versus the quarter ended December 31, 2017.
Income Taxes
Income tax expense of $2.6 million for the quarter ended December 31, 2018 increased $0.6 million compared to income tax expense of $2.0 million for the quarter ended December 31, 2017. Income tax expense of $2.6 million for the quarter ended December 31, 2018 was comprised of $2.9 million of income tax expense related to foreign operations, $0.2 million of federal income tax benefit, and $0.1 million of state income tax benefit.
Income tax expense of $2.0 million for the quarter ended December 31, 2017 was comprised of $2.7 million of income tax expense related to foreign operations and $0.7 million of federal income tax benefit.
The effective tax rates differ from income taxes recorded using a statutory rate rate largely due to the relative mix in earnings and losses in various tax jurisdictions and the usage of the net operating losses and reversal of associated valuation allowances previously recorded on the deferred tax assets.
Equity Income (Loss) from Equity Method Investments
Equity loss of $0.3 million for the quarter ended December 31, 2018 had an unfavorable change of $0.5 million compared to equity income of $0.2 million for the quarter ended December 31, 2017. The change was primarily related to equity losses of $0.4 million and $0.2 million from Novasentis and KEMET Jianghai, respectively, for the quarter ended December 31, 2018.

Segment Comparison of the Quarter Ended December 31, 2018 with the Quarter Ended December 31, 2017
The following table reflects each segment’s net sales and operating income (loss), for the quarters ended December 31, 2018 and 2017 (amounts in thousands):

	Three Months Ended December 31,
	2018	2017
Net sales:
Solid Capacitors	$238,683	$195,049
Film and Electrolytic (1)	50,171	51,468
MSA	61,321	60,059
Total	$350,175	$306,576
Operating income (loss):
Solid Capacitors	$95,105	$60,991
Film and Electrolytic (1)	3,383	499
MSA	5,774	9,932
Corporate	(42,646)	(39,420)
Total	$61,616	$32,002
_________________
(1) Three months ended December 31, 2017 adjusted due to the adoption of ASC 606.

Solid Capacitors
The following table sets forth net sales, operating income (loss), and operating income (loss) as a percentage of net sales for our Solid Capacitors segment for the quarters ended December 31, 2018 and 2017 (amounts in thousands, except percentages):

	Three Months Ended December 31,
	2018		2017
	Amount	% to Net Sales	Amount	% to Net Sales
Tantalum product line net sales	$143,680		$126,625
Ceramic product line net sales	95,003		68,424
Solid Capacitors net sales	$238,683		$195,049
Solid Capacitors operating income (loss)	$95,105	39.8%	$60,991	31.3%
Net Sales
Solid Capacitors net sales of $238.7 million for the quarter ended December 31, 2018 increased $43.6 million or 22.4% from $195.0 million for the quarter ended December 31, 2017. The increase in net sales was primarily due to a $31.6 million increase in distributor sales across all regions, an $8.9 million increase in EMS sales across all regions, and a $4.3 million increase in OEM sales in all regions except Americas region, which had a $1.1 million decrease in sales. Solid Capacitors net sales was unfavorably impacted by $0.8 million from foreign currency exchange due to the change in the value of the Euro compared to the U.S. Dollar.
Segment Operating Income (Loss)
Segment operating income of $95.1 million for the quarter ended December 31, 2018 increased $34.1 million or 55.9% from $61.0 million in the quarter ended December 31, 2017. The increase in operating income was primarily a result of a $34.0 million increase in gross margin, which was primarily driven by an increase in net sales, as well as continued margin improvement due to our restructuring activities, vertical integration, and manufacturing process improvements resulting from our cost reduction activities. Also contributing to the increase in operating income was a $0.6 million decrease in SG&A expenses and a $0.1 million decrease in restructuring charges. Partially offsetting these improvements was a $0.6 million increase in R&D expenses for the quarter ended December 31, 2018 compared to the quarter ended December 31, 2017.

Film and Electrolytic
The following table sets forth net sales, operating income (loss), and operating income (loss) as a percentage of net sales for our Film and Electrolytic segment for the quarters ended December 31, 2018 and 2017 (amounts in thousands, except percentages):

	Three Months Ended December 31,
	2018		2017
	Amount	% to Net Sales	Amount	% to Net Sales
Net sales (1)	$50,171		$51,468
Operating income (loss) (1)	3,383	6.7%	499	1.0%
_________________
(1) Three months ended December 31, 2017 adjusted due to the adoption of ASC 606.
Net Sales
Film and Electrolytic net sales of $50.2 million for the quarter ended December 31, 2018 decreased $1.3 million or 2.5% from $51.5 million for the quarter ended December 31, 2017. The decrease in net sales was primarily driven by a $2.8 million decrease in OEM sales in the APAC and the EMEA regions and a $1.0 million decrease in distributor sales in APAC region. These decreases were partially offset by a $1.6 million increase in distributor sales, a $0.6 million increase in EMS sales, and a $0.6 million increase in OEM sales in the Americas region. Film and Electrolytic net sales was unfavorably impacted by $1.0 million from foreign currency exchange due to the change in the value of the Euro compared to the U.S. Dollar.
Segment Operating Income (Loss)
Segment operating income of $3.4 million for the quarter ended December 31, 2018 increased by approximately $2.9 million from $0.5 million in the quarter ended December 31, 2017. The increase in operating income was primarily a result of a $2.7 million increase in gross margin, which was primarily due to continued margin improvement due to our restructuring activities and manufacturing process improvements resulting from our cost reduction activities. Also contributing to the increase in operating income was a $1.3 million decrease in restructuring charges and a $0.1 million decrease in SG&A expenses. Partially offsetting these improvements was a $0.8 million decrease in net gain on write down and disposal of long-lived assets and a $0.3 million increase in R&D expenses during the quarter ended December 31, 2018 compared to the quarter ended December 31, 2017.
Electro-magnetic, Sensors & Actuators
The following table sets forth net sales, operating income (loss), and operating income (loss) as a percentage of net sales for our MSA segment for the quarter ended December 31, 2018 (amounts in thousands, except percentages).

	Three Months Ended December 31,
	2018		2017
	Amount	% to Net Sales	Amount	% to Net Sales
Net sales	$61,321		$60,059
Operating income (loss)	5,774	9.4%	9,932	16.5%
Net Sales
MSA net sales of $61.3 million for the quarter ended December 31, 2018 increased $1.3 million or 2.1% from $60.1 million for the quarter ended December 31, 2017. The increase in net sales was primarily due to a $2.1 million increase in OEM sales in the APAC region, a $1.2 million increase in EMS sales in the APAC region, and a $1.0 million increase in distributor sales in the Americas and EMEA regions. These increases were partially offset by a $2.3 million decrease in OEM sales across the Americas, EMEA, and JPKO regions and a $0.8 million decrease in distributor sales in the APAC region.

Segment Operating Income (Loss)
Segment operating income of $5.8 million for the quarter ended December 31, 2018 decreased approximately $4.2 million from $9.9 million in the quarter ended December 31, 2017. The decrease in operating income was primarily a result of a $5.2 million decrease in gross margin, which was primarily driven by a change in the sales mix to lower margin products. Also contributing to the decrease in operating income was a $0.5 million increase in restructuring charges and a $0.1 million increase in R&D expenses. Partially offsetting these declines was a $1.6 million decrease in SG&A.

Consolidated Comparison of the Nine Months Ended December 31, 2018 with the Nine Months Ended December 31, 2017
The following table sets forth the Condensed Consolidated Statements of Operations for the nine months ended December 31, 2018 and 2017 (amounts in thousands):

	Nine Months Ended December 31,
	2018	% to Total Sales	2017	% to Total Sales
Net sales (1)	$1,027,024		$882,090
Gross margin (1)	332,136	32.3%	251,309	28.5%
Selling, general and administrative expenses	149,071	14.5%	125,799	14.3%
Research and development (1)	33,040	3.2%	28,690	3.3%
Restructuring charges	1,622	0.2%	6,536	0.7%
(Gain) loss on write down and disposal of long-lived assets	1,611	0.2%	(922)	(0.1)%
Operating income (loss) (1)	146,792	14.3%	91,206	10.3%

Interest income	(1,325)	(0.1)%	(413)	n.m.
Interest expense	18,803	1.8%	25,732	2.9%
Acquisition (gain) loss	—	n.m.	(137,183)	(15.6)%
Other (income) expense, net	6,646	0.6%	21,061	2.4%
Income (loss) before income taxes and equity income (loss) from equity method investments (1)	122,668	11.9%	182,009	20.6%
Income tax expense (benefit) (1)	9,200	0.9%	6,041	0.7%
Income (loss) before equity income (loss) from equity method investments (1)	113,468	11.0%	175,968	19.9%
Equity income (loss) from equity method investments	(301)	n.m.	75,879	8.6%
Net income (loss) (1)	$113,167	11.0%	$251,847	28.6%
_________________
(1) Nine months ended December 31, 2017 adjusted due to the adoption of ASC 606.
n.m. - not meaningful
Net Sales
Net sales of $1.0 billion for the nine months ended December 31, 2018 increased $144.9 million or 16.4% from $882.1 million for the nine months ended December 31, 2017. Solid Capacitor net sales increased $119.5 million, Film and Electrolytic net sales increased $8.8 million, and MSA net sales increased $16.6 million.
The increase in Solid Capacitors net sales was primarily driven by an $83.8 million increase in distributor sales across the Americas, APAC, and EMEA regions, a $24.2 million increase in OEM sales among the APAC, EMEA, and JPKO regions, and a $13.6 million increase in EMS sales across all regions. These increases were partially offset by a $2.1 million decrease in OEM sales in the Americas region. Solid Capacitors net sales was favorably impacted by $0.2 million from foreign currency exchange due to the change in the value of the Euro compared to the U.S. Dollar.
The increase in Film and Electrolytic net sales was primarily driven by a $10.3 million increase in distributor sales in the Americas and EMEA regions, a $1.1 million increase in OEM sales in the Americas and JPKO regions, and a $0.7 million increase in EMS sales in the Americas region. These increases were partially offset by a $3.3 million decrease in OEM sales in the APAC and EMEA regions. Film and Electrolytic net sales was favorably impacted by $2.2 million from foreign currency due to the change in the value of the Euro compared the U.S. Dollar.
The increase in MSA net sales was primarily driven by an $18.9 million increase in OEM sales in the JPKO region, a $2.7 million increase in distributor sales across the Americas and EMEA regions, and a $2.2 million increase in EMS sales across all regions. These increases were partially offset by a $5.5 million decrease in distributor sales in the APAC and JPKO regions and a $1.8 million decrease in OEM sales across the Americas, APAC, and EMEA regions. MSA became a new segment in the first quarter of fiscal year 2018 after the Company acquired TOKIN on April 19, 2017, thus there were an additional 19 days for sales to occur for the nine months ended December 31, 2018 compared to the same period in fiscal year 2018, which helped contribute to the increase in sales.
The following table reflects the percentage of net sales by region for the nine months ended December 31, 2018 and 2017:

	Nine Months Ended December 31,
	2018	2017
APAC	39.4%	40.8%
EMEA	22.3%	22.9%
Americas	23.9%	21.7%
JPKO	14.4%	14.6%
	100.0%	100.0%

The following table reflects the percentage of net sales by channel for the nine months ended December 31, 2018 and 2017:

	Nine Months Ended December 31,
	2018	2017
OEM	43.8%	46.8%
Distributor	42.2%	38.7%
EMS	14.0%	14.5%
	100.0%	100.0%

Gross Margin
Gross margin of $332.1 million (32.3% of net sales) for the nine months ended December 31, 2018 increased $80.8 million or 32.2% from $251.3 million (28.5% of net sales) for the nine months ended December 31, 2017 and gross margin as a percentage of net sales improved 380 basis points.
Solid Capacitors gross margin increased $79.5 million, or 39.8%, primarily due to an increase in net sales, as well as continued margin improvement due to our restructuring activities, vertical integration, and manufacturing process improvements resulting from our cost reduction activities.
Film and Electrolytic gross margin increased $4.2 million, or 34.1%, primarily due to the increase in net sales as well as continued margin improvement due to our restructuring activities and manufacturing process improvement resulting from our cost reduction activities.
MSA gross margin decreased $2.9 million, or 7.4%, primarily due to a change in the sales mix to lower margin products.
Selling, General and Administrative Expenses
SG&A expenses of $149.1 million (14.5% of net sales) for the nine months ended December 31, 2018 increased $23.3 million or 18.5% compared to $125.8 million (14.3% of net sales) for the nine months ended December 31, 2017. The increase was mainly attributed to a $8.4 million increase in payroll and related expenses, primarily consisting of salaries and incentive-based compensation, a $5.7 million increase in ERP integration and technology transition costs, a $3.5 million increase in consulting expenses, and a $2.8 million increase in office rent and software. Additionally, $2.5 million of the overall increase was attributed to expenses incurred during 19 additional days of ownership of our TOKIN subsidiary during the nine months ended December 31, 2018, compared to the nine months ended December 31, 2017.
Research and Development
R&D expenses of $33.0 million (3.2% of net sales) for the nine months ended December 31, 2018 increased $4.4 million or 15.2% compared to $28.7 million (3.3% of net sales) for the nine months ended December 31, 2017. The increase was primarily related to an increase in payroll and related expenses of $3.4 million due to an increase in headcount, a $0.3 million increase in expenses related to supplies, and a $0.6 million increase in costs attributed to expenses incurred during 19 additional days of ownership of TOKIN during the nine months ended December 31, 2018 compared to the nine months ended December 31, 2017.

Restructuring Charges
Restructuring charges of $1.6 million for the nine months ended December 31, 2018 decreased $4.9 million or 75.2% from $6.5 million for the nine months ended December 31, 2017.
The Company incurred $1.6 million in restructuring charges in the nine months ended December 31, 2018 comprised of $0.9 million in personnel reduction costs and $0.7 million in manufacturing relocation and exit costs. The personnel reduction costs of $0.9 million were primarily related to $0.7 million in costs related to headcount reductions in the TOKIN legacy group across various internal and operational functions and $0.3 million in severance charges related to personnel reductions in the Film and Electrolytic segment resulting from a reorganization of the segment's management structure.
The manufacturing relocation and exit costs of $0.7 million were primarily related to the relocation of axial electrolytic production equipment from the plant in Granna, Sweden to the Company's plant in Evora, Portugal.
The Company incurred $6.5 million in restructuring charges in the nine months ended December 31, 2017 comprised of $4.4 million in personnel reduction costs and $2.1 million in manufacturing relocation and exit costs. The personnel reduction costs of $4.4 million were related to $2.2 million in costs due to a voluntary reduction in force in the Film and Electrolytic segment's Italian operations, $2.1 million in severance charges across various overhead functions in the Simpsonville, South Carolina office as these functions were relocated to the Company's new corporate headquarters in Fort Lauderdale, Florida, and $0.1 million in headcount reductions within the TOKIN legacy group related to a European sales reorganization.
The manufacturing relocation and exit costs of $2.1 million primarily consisted of $0.9 million in lease termination penalties related to the relocation of global marketing, finance and accounting, and information technology functions to the Company's Fort Lauderdale, Florida office, $0.8 million in expenses related to the relocation of the K-Salt operations to the existing Matamoros, Mexico plant, $0.4 million in exit costs related to the shut-down of operations for KFM, and $0.1 million related to the transfer of certain Tantalum production from Simpsonville, South Carolina to Victoria, Mexico.
Operating Income (Loss)
Operating income of $146.8 million for the nine months ended December 31, 2018 improved $55.6 million from operating income of $91.2 million for the nine months ended December 31, 2017. The improvement was primarily attributable to an $80.8 million improvement in gross margin and a $4.9 million decrease in restructuring charges. These improvements to operating income were partially offset by a $23.3 million increase in SG&A expenses, a $4.4 million increase in R&D expenses, and an unfavorable $2.5 million change in (gain) loss on write down and disposal of long-lived assets.
Non-Operating (Income) Expense, Net
Non-operating expense, net was $24.1 million for the nine months ended December 31, 2018, compared to non-operating income, net of $90.8 million for the nine months ended December 31, 2017. The $114.9 million unfavorable change is primarily attributable to the acquisition gain of $137.2 million recognized during the nine months ended December 31, 2017, compared to no such gain in the current period in addition to a $15.5 million loss on early extinguishment of the Term Loan Credit Agreement which occurred during the nine months ended December 31, 2018. Partially offsetting these unfavorable changes were the following favorable items which occurred during the nine months ended December 31, 2018 versus the nine months ended December 31, 2017: a $6.1 million decrease in anti-trust litigation fines, a $7.8 million decrease in net interest expense, a $4.5 million gain related to research and development grant reimbursements from the Japanese and Italian governments, and a $18.7 million net favorable change in foreign currency exchange gain/(loss), which was primarily due to the change in the value of the Euro, Chinese Yuan Renminbi, Thai Baht, Swedish Krona, and Macedonian Denar compared to the U.S. dollar.
Income Taxes
Income tax expense of $9.2 million for the nine months ended December 31, 2018 increased $3.2 million compared to income tax expense of $6.0 million for the nine months ended December 31, 2017. Income tax expense of $9.2 million for the nine months ended December 31, 2018 was comprised of $9.6 million of income tax expense related to foreign operations and $0.4 million of state income tax benefit. The $9.6 million of income tax expense related to foreign operations includes a $0.6 million benefit related to the final settlement of an uncertain tax position.
Income tax expense of $6.0 million for the nine months ended December 31, 2017 was comprised of $6.4 million of income tax expense related to foreign operations, $0.5 million of federal income tax benefit, and $0.1 million of state income tax expense.

The effective tax rates differ from income taxes recorded using a statutory rate rate largely due to the relative mix in earnings and losses in various tax jurisdictions and the usage of the net operating losses and reversal of associated valuation allowances previously recorded on the deferred tax assets.
Equity Income (Loss) from Equity Method Investments
Equity loss of $0.3 million for the nine months ended December 31, 2018 had an unfavorable change of $76.2 million compared to equity income of $75.9 million for the nine months ended December 31, 2017. The change was primarily related to the TOKIN acquisition that occurred in the first quarter of fiscal year 2018. The Company recognized equity income of $84.2 million related to our 34% economic interest in TOKIN for the 19 day period ended April 19, 2017 for the sale of TOKIN's electrical-mechanical devices ("EMD") business and a $9.0 million unfavorable removal of the cost basis of the portion of equity investment related to the EMD division. TOKIN is now a fully owned subsidiary of the Company and there were no such gains from our equity method investments for the nine months ended December 31, 2018.

Segment Comparison of the Nine Months Ended December 31, 2018 with the Nine Months Ended December 31, 2017
The following table reflects each segment’s net sales and operating income (loss) for the nine months ended December 31, 2018 and 2017 (amounts in thousands):

	Nine Months Ended December 31,
	2018	2017
Net sales:
Solid Capacitors	$687,977	$568,435
Film and Electrolytic (1)	155,754	146,949
MSA	183,293	166,706
Total	$1,027,024	$882,090
Operating income (loss):
Solid Capacitors	$249,456	$170,417
Film and Electrolytic (1)	8,686	3,890
MSA	18,961	18,055
Corporate	(130,311)	(101,156)
Total	$146,792	$91,206
_________________
(1) Nine months ended December 31, 2017 adjusted due to the adoption of ASC 606.

Solid Capacitors
The following table sets forth net sales, operating income and operating income as a percentage of net sales for our Solid Capacitors segment for the nine months ended December 31, 2018 and 2017 (amounts in thousands, except percentages):

	Nine Months Ended December 31,
	2018		2017
	Amount	% to Net Sales	Amount	% to Net Sales
Tantalum product line net sales	$426,047		$368,479
Ceramic product line net sales	261,930		199,956
Solid Capacitors net sales	$687,977		$568,435
Solid Capacitors operating income (loss)	$249,456	36.3%	$170,417	30.0%
Net Sales
Solid Capacitors net sales of $688.0 million for the nine months ended December 31, 2018 increased $119.5 million or 21.0% from $568.4 million for the nine months ended December 31, 2017. The increase in net sales was primarily driven by an $83.8 million increase in distributor sales across the Americas, APAC, and EMEA regions, a $24.2 million increase in OEM sales among the APAC, EMEA, and JPKO regions, and a $13.6 million increase in EMS sales across all regions. These increases were partially offset by a $2.1 million decrease in OEM sales in the Americas region. Solid Capacitors net sales was favorably impacted by $0.2 million from foreign currency exchange due to the change in the value of the Euro compared to the U.S. Dollar.
Segment Operating Income (Loss)
Segment operating income of $249.5 million for the nine months ended December 31, 2018 increased $79.0 million or 46.4% from $170.4 million for the nine months ended December 31, 2017. The increase in operating income was primarily a result of a $79.5 million increase in gross margin, which was primarily driven by an increase in net sales, as well as continued margin improvement due to our restructuring activities, vertical integration, and manufacturing process improvements resulting from our cost reduction activities. Also contributing to the increase in operating income was a $1.7 million decrease in SG&A expenses and a $0.9 million decrease in restructuring charges. Partially offsetting these improvements was a $2.8 million increase in R&D expenses and a $0.2 million increase in net loss on write down and disposal of long-lived assets for the nine months ended December 31, 2018 compared to the nine months ended December 31, 2017.
Film and Electrolytic
The following table sets forth net sales, operating income (loss) and operating income (loss) as a percentage of net sales for our Film and Electrolytic segment for the nine months ended December 31, 2018 and 2017 (amounts in thousands, except percentages):

	Nine Months Ended December 31,
	2018		2017
	Amount	% to Net Sales	Amount	% to Net Sales
Net sales	$155,754		$146,949
Operating income (loss)	8,686	5.6%	3,890	2.6%

Net Sales
Film and Electrolytic net sales of $155.8 million for the nine months ended December 31, 2018 increased $8.8 million or 6.0% from $146.9 million for the nine months ended December 31, 2017. The increase in net sales was primarily driven by a $10.3 million increase in distributor sales in the Americas and EMEA regions, a $1.1 million increase in OEM sales in the Americas and JPKO regions, and a $0.7 million increase in EMS sales in the Americas region. These increases were partially offset by a $3.3 million decrease in OEM sales in the APAC and EMEA regions. Film and Electrolytic net sales was favorably impacted by $2.2 million from foreign currency due to the change in the value of the Euro compared the U.S. Dollar.
Segment Operating Income (Loss)
Segment operating income of $8.7 million for the nine months ended December 31, 2018 increased $4.8 million from segment operating income of $3.9 million for the nine months ended December 31, 2017. The increase was primarily attributable to a $4.2 million increase in gross margin, which was primarily due to the increase in net sales as well as continued margin improvement due to our restructuring activities and manufacturing process improvement resulting from our cost reduction activities. The increase was also attributable to a $1.5 million decrease in restructuring charges and a $0.4 million decrease in SG&A expenses. These improvements were partially offset by a $1.0 million decrease in net gain on write down and disposal of long-lived assets and a $0.4 million increase in R&D expenses.
Electro-magnetic, Sensors & Actuators
The following table sets forth net sales, operating income (loss), and operating income (loss) as a percentage of net sales for our MSA segment for the nine months ended December 31, 2018 (amounts in thousands, except percentages):

	Nine Months Ended December 31,
	2018		2017
	Amount	% to Net Sales	Amount	% to Net Sales
Net sales	$183,293		$166,706
Operating income (loss)	18,961	10.3%	18,055	10.8%

Net Sales
MSA net sales of $183.3 million for the nine months ended December 31, 2018 increased $16.6 million or 9.9% from $166.7 million for the nine months ended December 31, 2017. The increase in net sales was primarily driven by an $18.9 million increase in OEM sales in the JPKO region, a $2.7 million increase in distributor sales across the Americas and EMEA regions, and a $2.2 million increase in EMS sales across all regions. These increases were partially offset by a $5.5 million decrease in distributor sales in the APAC and JPKO regions and a $1.8 million decrease in OEM sales across the Americas, APAC, and EMEA regions. MSA became a new segment in the first quarter of fiscal year 2018 after the Company acquired TOKIN on April 19, 2017, thus there were an additional 19 days for sales to occur for the nine months ended December 31, 2018 compared to the same period in fiscal year 2018, which helped contribute to the increase in sales.
Segment Operating Income (Loss)
Segment operating income of $19.0 million for the nine months ended December 31, 2018 increased $0.9 million from segment operating income of $18.1 million in the nine months ended December 31, 2017. The increase in operating income was primarily a result of a $4.5 million decrease in SG&A expenses resulting from decreased payroll expenses due to a reduction in head count and a decrease in information technology expenses. Partially offsetting these improvements was a $2.9 million decrease in gross margin, which was primarily driven by a change in the sales mix to lower margin products., a $0.5 million increase in restructuring charges, and a $0.3 million increase in R&D expenses.

Liquidity and Capital Resources
Our liquidity needs arise from working capital requirements, capital expenditures, acquisitions, principal and interest payments on debt, costs associated with the implementation of our restructuring plans, and dividend payments. Historically, our cash needs have been met by cash flows from operations, borrowings under our loan agreements, and existing cash balances.
TOKIN Term Loan Facility

On October 29, 2018, the Company entered into the TOKIN Term Loan Facility and received funding on November 7, 2018. The proceeds, which were net of an arrangement fee withheld from the funding amount, were JPY 32.1 billion, or approximately $283.9 million using the exchange rate as of November 7, 2018.
The proceeds from the TOKIN Term Loan Facility were used by TOKIN to make Intercompany Loans. The proceeds, along with other cash on hand, were used to prepay in full the outstanding amounts under the Company’s Term Loan Credit Agreement of $323.4 million and a prepayment premium of 1.0%.
The TOKIN Term Loan Facility consists of (i) a JPY 16.5 billion (approximately $146.0 million using the exchange rate as of November 7, 2018) Term Loan A tranche (the “Term Loan A”) and (ii) a JPY 16.5 billion (approximately $146.0 million using the exchange rate as of November 7, 2018) Term Loan B tranche (the “Term Loan B” and, together with the Term Loan A, collectively, the “Term Loans”). Principal payments under Term Loan A are required semi-annually, in the amount of JPY 1.4 billion (approximately $12.5 million using the exchange rate as of December 31, 2018), while the principal of Term Loan B is due in one payment at maturity. At each reporting period, the carrying value of the loan is translated from JPY to U.S. Dollars (“USD”) using the spot exchange rate as of the end of the reporting period. The carrying value of the TOKIN Term Loan Facility at December 31, 2018 was $291.2 million.
Interest payments are due semi-annually on the Term Loans, with the interest rate based on a margin over the six-month Japanese TIBOR. The applicable margin for Term Loan A is 2.00% and for Term Loan B is 2.25%. Japanese TIBOR at December 31, 2018 was 0.13%. Interest payable related to the TOKIN Term Loan Facility included in the line item “Accrued expenses” on the Condensed Consolidated Balance Sheets was $1.0 million as of December 31, 2018.
The Term Loans mature on September 30, 2024. KEMET and certain subsidiaries of TOKIN provided guarantees of the obligations under the Term Loans, which will also be secured by certain assets, properties and equity interests of TOKIN and its material subsidiaries. The TOKIN Term Loan Facility contains customary covenants applicable to both the Company and to TOKIN, including maintenance of a consolidated leverage ratio, the absence of two consecutive years of consolidated operating losses and the maintenance of certain required levels of consolidated net assets. The TOKIN Term Loan Facility Agreement also contains customary events of default. The Company may prepay the Term Loans at any time, subject to certain notice requirements and reimbursement of loan breakage costs.
Revolving Line of Credit
In connection with the closing of the TOKIN Term Loan Facility on October 29 2018, the Company entered into Amendment No. 10 to the Loan and Security Agreement, Waiver and Consent (the “Revolver Amendment”), by and among KEMET, KEC, the other borrowers named therein, the financial institutions party thereto as lenders and Bank of America, N.A., a national banking association, as agent for the lenders. The Revolver Amendment provides the Company with, among other things, increased flexibility for certain restricted payments (including dividends), and also released certain pledges that allowed the Company to obtain the TOKIN Term Loan Facility in order to pay down the Term Loan Credit Agreement. The revolving line of credit has a facility amount of up to $75.0 million, which is based on factors including outstanding eligible accounts receivable, inventory, and equipment collateral.
As of December 31, 2018, there were no borrowings under the revolving line of credit, and the Company’s available borrowing capacity, which is based on factors including outstanding eligible accounts receivable, inventory and equipment collateral, under the Revolver Amendment was $62.4 million.

Customer Advances
In September and November 2018, the Company entered into two agreements with different customers (the “Customers”) pursuant to which the Customers agreed to make advances (collectively, the “Advances”) to the Company in an aggregate amount of up to $66.0 million (collectively, the “Customer Capacity Agreements”). The Company is using these Advances to fund the purchase of production equipment and to make other investments and improvements in its business and operations (the “Investments”) in order to increase overall capacity to produce various electronic components of the type and part as may be sold by the Company to the Customers from time to time. The Company retains all rights to the production equipment purchased with the funds from the Advances. The Advances from the Customers are being made in quarterly installments (“Installments”) over an expected period of 18 to 24 months from the effective date of the Customer Capacity Agreements, with the amount of each of the Installments based on the costs and expenses that have been incurred, or are reasonably expected to be incurred or committed to be incurred, by the Company in connection with the Investments during the quarter applicable to such Installments.
The Advances will be repaid beginning on the date that production from the Investments is sufficient to meet the Company's obligations under the agreements with the Customers. Repayments will be made on a quarterly basis as determined by calculations that generally take into account the number of components purchased by the Customers during the quarter. Repayments based on the calculations will continue until either the Advances are repaid in full, or December 31, 2038 for both Customers. The Company has a quarterly repayment cap in the agreement with each of the Customers and is not required to make any quarterly repayments to the Customers that in the aggregate exceed $1.7 million. If the Customers do not purchase a number of components that would require full repayment of the Advances by December 31, 2038, then the Advances shall be deemed repaid in full. Additionally, if the Customers do not purchase a number of components that would require a payment on the Advances for a period of 16 consecutive quarters, the Advances shall be deemed repaid in full.
As of December 31, 2018, the Company has received a total of $9.5 million in Advances from these Customers. Since the debt is non-interest bearing, we have recorded debt discounts on the Advances. These discounts will be amortized over the expected life of the Advances through interest expense. The carrying value of this debt at December 31, 2018 was $8.9 million.
As of December 31, 2018, the Company had $3.1 million in cash that was restricted to be used to fund these Investments. Restricted cash is recorded within “Prepaid expenses and other current assets” in the Condensed Consolidated Balance Sheets
Derivatives
On November 7, 2018, the Company entered into two cross-currency swaps designated as fair value hedges in order to hedge the foreign currency risk on the Intercompany Loans. These agreements are contracts to exchange floating-rate payments in JPY with floating rate payments in USD. The swaps are intended to offset in the same period the remeasurement of the carrying value of the underlying foreign currency Intercompany Loans. The terms of these cross-currency swaps are as follows:

•
An amortizing cross-currency swap with an initial notional value JPY 16.5 billion. The notional amount is amortized by approximately JPY 1.4 billion every six months and matures on September 30, 2024. The Company receives interest in JPY on March 31 and September 30 of each year based on the JPY notional value and JPY Libor plus 2.00%. Interest payments are made by the Company in USD on March 31 and September 30 of each year based on the USD equivalent of the JPY notional value and USD Libor plus 2.70%.

•
A non-amortizing cross-currency swap contract with a notional value of JPY 16.5 billion maturing on September 30, 2024. The Company receives interest in JPY on March 31 and September 30 of each year based on the JPY notional value and JPY Libor plus 2.25%. Interest payments are made by the Company in USD on March 31 and September 30 of each year based on the USD equivalent of the JPY notional value and USD Libor plus 3.15%.

Also on November 7, 2018, the Company entered into a cross-currency swap designated as a net investment hedge to hedge the JPY currency exposure of the Company's net investment in TOKIN. This agreement is a contract to exchange fixed-rate payments in one currency for fixed-rate payments in another currency. The terms of this cross-currency swap are as follows:

•
An amortizing cross-currency swap with an initial notional value of JPY 33.0 billion. The notional amount is amortized by approximately JPY 1.4 billion every six months and matures on September 30, 2024. Interest payments are made by the Company in JPY on March 31 and September 30 of each year based on the JPY notional value and a fixed rate of 2.61%. The Company receives interest in USD on March 31 and September 30 of each year based on the USD equivalent of the JPY notional value and a fixed rate of 6.25%.

Short-Term Liquidity
Cash and cash equivalents as of December 31, 2018 of $234.4 million decreased $52.5 million from $286.8 million as of March 31, 2018. Our net working capital (current assets less current liabilities) as of December 31, 2018 was $381.0 million compared to $391.3 million as of March 31, 2018. Cash and cash equivalents held by our foreign subsidiaries totaled $160.3 million and $196.8 million at December 31, 2018 and March 31, 2018, respectively, with the decrease primarily driven by cash held at TOKIN. Our operating income outside the U.S. is no longer deemed to be permanently reinvested in foreign jurisdictions. As a result, we set up a deferred tax liability as of March 31, 2015 on the undistributed foreign earnings which was offset by a reduction in the valuation allowance on our deferred tax assets. However, we currently do not intend nor foresee a need to repatriate cash and cash equivalents held by foreign subsidiaries. If these funds are needed for our operations in the U.S., we may be required to accrue U.S. withholding taxes on the distributed foreign earnings.
Based on our current operating plans, we believe domestic cash and cash equivalents, including expected cash generated from operations, are sufficient to fund our operating requirements for at least the next twelve months, including approximately $6.0 million in interest payments and $25.0 million in debt principal payments on the TOKIN Term Loan Facility, $100.0 million in estimated capital expenditures (excluding capital expenditures related to the Customer Capacity Agreements), $2.9 million in restructuring payments, and $11.5 million in expected shareholder dividends. As of December 31, 2018, our borrowing capacity, which is based on factors including outstanding eligible accounts receivable, inventory and equipment collateral, under the revolving line of credit was $62.4 million. The revolving line of credit expires on April 28, 2022.
Cash, cash equivalents, and restricted cash decreased $49.4 million for the nine months ended December 31, 2018, as compared to an increase of $174.4 million during the nine months ended December 31, 2017.
The following table provides a summary of cash flows for the periods presented (amounts in thousands):

	Nine months ended December 31,
	2018	2017
Net cash provided by (used in) operating activities	$82,727	$82,783
Net cash provided by (used in) investing activities	(78,705)	140,162
Net cash provided by (used in) financing activities	(46,139)	(51,570)
Effect of foreign currency fluctuations on cash, cash equivalents, and restricted cash	(7,236)	3,017
Net increase (decrease) in cash, cash equivalents, and restricted cash	$(49,353)	$174,392
Operating
Cash provided by operating activities during the nine months ended December 31, 2018 of $82.7 million decreased $0.1 million compared to cash provided by operating activities of $82.8 million in the nine months ended December 31, 2017.
Cash generated from net income and adjusted for non-cash income statement items during the nine months ended December 31, 2018 of $186.3 million reflects a $103.1 million increase compared to cash generated from net income and adjusted for non-cash income statement items of $83.2 million in the nine months ended December 31, 2017.

•
In the nine months ended December 31, 2018, we had net income of $113.2 million, and adjustments to cash flows from operations for non-cash income statement items were a net $73.2 million increase. Included in the non-cash income statement items are depreciation and amortization, (income) loss from equity-method investments, loss on early extinguishment of debt, non-cash debt and financing costs, stock-based compensation expense, write down of receivables, write down and disposals of long-lived assets, pension and other post-retirement benefits, and deferred income taxes.

•
In the nine months ended December 31, 2017, we had net income of $251.8 million, and adjustments to cash flows for operations for non-cash income statement items were a net $168.6 million decrease, primarily driven by acquisition gain and income from equity-method investments of $137.2 million and $75.9 million, respectively. Also included in the non-cash income statement items are depreciation and amortization, loss on early extinguishment of debt, non-cash debt and financing costs, stock-based compensation expense, write down of receivables, write down and disposals of long-lived assets, pension and other post-retirement benefits, and deferred income taxes.

Offsetting the cash generation from net income, we had a $68.0 million decrease in cash from operating assets, excluding foreign currency exchange, comprised of the following:

•
In the nine months ended December 31, 2018, an increase in accounts receivable used $4.0 million in cash, compared to the nine months ended December 31, 2017, during which a decrease in accounts receivable generated $32.9 million in cash. The primary reason for the change in accounts receivable is due to the timing of customer receipts.

•
In the nine months ended December 31, 2018, an increase in inventory used $35.3 million in cash, compared to the nine months ended December 31, 2017, during which an increase in inventory used $13.3 million in cash.

•
In the nine months ended December 31, 2018, an increase in prepaid expenses and other assets used $2.9 million in cash, compared to the nine months ended December 31, 2017, during which a decrease in prepaid expenses and other assets generated $1.0 million in cash.

      Additionally, we had a $35.2 million decrease in cash from operating liabilities, excluding foreign currency exchange, comprised of the following:

•
In the nine months ended December 31, 2018, a decrease in accrued expenses used $66.3 million in cash, compared to the nine months ended December 31, 2017, during which a decrease in accrued expenses used $20.1 million in cash. The primary reason for the change in accrued expenses is due to the payment of TOKIN anti-trust fines.

•
Partially offsetting the unfavorable changes, in the nine months ended December 31, 2018, an increase in accounts payable generated $2.4 million in cash, compared to the nine months ended December 31, 2017, during which a decrease in accounts payable used $14.5 million in cash. The primary reason for the change in accounts payable is due to the timing of supplier payments.

•
Also offsetting the unfavorable changes, in the nine months ended December 31, 2018, an increase in accrued income taxes generated $1.7 million in cash, compared to the nine months ended December 31, 2017, during which a decrease in accrued expenses used $0.1 million in cash.

Investing
Cash used in investing activities during the nine months ended December 31, 2018 of $78.7 million reflects a $218.9 million change compared to cash provided by investing activities of $140.2 million in the nine months ended December 31, 2017.
During the nine months ended December 31, 2018, we made capital expenditures of $77.7 million primarily related to expanding capacity at our manufacturing facilities in Mexico, Portugal, China, Thailand and Japan, as well as information technology projects in the United States and Mexico. Additionally, we made capital contributions to KEMET Jianghai and Novasentis totaling $2.0 million. Offsetting these uses of cash, we had proceeds from dividends of $0.8 million and sales of assets of $0.2 million.
In comparison, during the nine months ended December 31, 2017, we received $167.1 million in positive cash flow related to the TOKIN acquisition. Additionally, we had proceeds from dividends of $2.7 million and sales of assets of $1.2 million. Offsetting these sources of cash, we made capital expenditures of $30.9 million, primarily related to expanding capacity at our manufacturing facilities in Mexico, Portugal, China, Thailand and Japan, as well as information technology projects in the United States.
Financing
Cash used in financing activities during the nine months ended December 31, 2018 of $46.1 million reflects a $5.4 million change from cash used in financing activities of $51.6 million in the nine months ended December 31, 2017.
During the nine months ended December 31, 2018, we made $332.1 million in payments on long term debt, including two quarterly payments of the Term Loan Credit Agreement of $4.3 million, for a total of $8.6 million, and $323.4 million to repay the remaining balance on the Term Loan Credit Agreement. An early payment premium on the Term Loan Credit Agreement used $3.2 million in cash. We received $282.1 million in proceeds from the TOKIN Term Loan Facility, net of discount, bank issuance costs, and other indirect issuance costs, and $9.5 million in proceeds from advances from customers, as described in the section above titled "Customer Advances." Finally, we made one quarterly dividend payment of $2.9 million, and proceeds from exercise of stock options generated $0.5 million in cash.
In comparison, during the nine months ended December 31, 2017, we made $361.6 million in payments on long-term debt, including $353.0 million to repay the remaining balance of our 10.5% Senior Notes and two quarterly payments of the Term Loan Credit Agreement of $4.3 million, for a total of $8.6 million. Additionally, we used $33.9 million to repay the remaining outstanding balance of the revolving line of credit. We received $329.7 million in proceeds from the Term Loan Credit Agreement, net of discount, bank issuance costs, and other indirect issuance costs, and $0.3 million in proceeds on an interest free loan from the Portuguese Government. Finally, proceeds from the exercise of stock warrants and exercise of stock options generated $8.8 million and $5.1 million in cash, respectively.
Commitments
With the exception of the items noted below, our commitments have not materially changed from those disclosed in the Company’s 2018 Form 10-K as updated by our quarterly reports. An update to our contractual obligations is as follows (amounts in thousands):

		Payment Due by Period
Contractual obligations	Total	Year 1	Years 2 - 3	Years 4 - 5	More than 5 years
Debt obligations	$315,777	$28,416	$57,483	$54,017	$175,861
Interest obligations	31,106	5,956	11,656	9,528	3,966
Anti-trust fines and settlements (1)	45,353	28,861	12,527	3,965	—
_________________
(1) In addition to amounts reflected in the table, an additional $2.9 million has been recorded in the line item "Accrued expenses," for which the timing of payment has not been determined.

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
The following table provides reconciliation from U.S. GAAP Gross margin to non-GAAP Adjusted gross margin (amounts in thousands, except percentages):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2018	2017	2018	2017
Net sales (1)	$350,175	$306,576	$1,027,024	$882,090
Cost of sales (1)	226,425	214,288	694,888	630,781
Gross margin (U.S. GAAP) (1)	$123,750	$92,288	$332,136	$251,309
Gross margin as a % of net sales	35.3%	30.1%	32.3%	28.5%
Non-GAAP adjustments:
Plant start-up costs	305	—	2,419	—
Stock-based compensation expense	666	402	1,941	1,054
Adjusted gross margin (non-GAAP) (1)	$124,721	$92,690	$336,496	$252,363
Adjusted gross margin as a % of net sales	35.6%	30.2%	32.8%	28.6%
________________
(1) Three and nine months ended December 31, 2017 adjusted due to the adoption ASC 606.

The following table provides reconciliation from U.S. GAAP Operating income (loss) to non-GAAP Adjusted operating income (loss) (amounts in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2018	2017	2018	2017
Operating income (loss) (U.S. GAAP) (1)	$61,616	$32,002	$146,792	$91,206
Non-GAAP adjustments:
Restructuring charges	1,718	3,530	1,622	6,536
ERP integration/IT transition costs	2,453	—	5,696	—
Stock-based compensation expense	1,534	2,206	10,011	4,837
Legal expenses/fines related to antitrust class actions	1,268	1,482	4,294	4,998
Plant start-up costs	305	—	2,419	—
(Gain) loss on write down and disposal of long-lived assets	788	(902)	1,611	(922)
Adjusted operating income (loss) (non-GAAP) (1)	$69,682	$38,318	$172,445	$106,655
________________
(1) Three and nine months ended December 31, 2017 adjusted due to the adoption ASC 606.

The following table provides reconciliation from U.S. GAAP Net income (loss) to non-GAAP Adjusted net income (loss) (amounts in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2018	2017	2018	2017
Net income (loss) (U.S. GAAP) (1)	$40,806	$18,589	$113,167	$251,847
Non-GAAP adjustments:
Acquisition (gain) loss	—	(310)	—	(137,183)
Restructuring charges	1,718	3,530	1,622	6,536
Research and development grant reimbursement	(470)	—	(4,557)	—
ERP integration/IT transition costs	2,453	—	5,696	—
Stock-based compensation expense	1,534	2,206	10,011	4,837
Legal expenses/fines related to antitrust class actions	1,549	4,073	8,857	15,541
(Gain) loss on early extinguishment of debt	15,988	—	15,988	486
Net foreign exchange (gain) loss	(2,218)	2,239	(9,546)	9,173
Amortization included in interest expense	450	696	1,085	1,820
Equity (income) loss from equity method investments	296	(238)	301	(75,879)
Plant start-up costs	305	—	2,419	—
(Gain) loss on write down and disposal of long-lived assets	788	(902)	1,611	(922)
Income tax effect of non-GAAP adjustments	(91)	667	196	(186)
Adjusted net income (loss) (non-GAAP)	$63,108	$30,550	$146,850	$76,070
________________
(1) Three and nine months ended December 31, 2017 adjusted due to the adoption ASC 606.

The following table provides reconciliation from U.S. GAAP Net income (loss) to non-GAAP Adjusted EBITDA (amounts in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2018	2017	2018	2017
Net income (loss) (U.S. GAAP) (1)	$40,806	$18,589	$113,167	$251,847
Non-GAAP adjustments:
Interest expense (income), net	3,908	7,155	17,478	25,319
Income tax expense (benefit) (1)	2,600	2,037	9,200	6,041
Depreciation and amortization (1)	12,763	11,353	38,405	37,366
EBITDA (non-GAAP)(1)	60,077	39,134	178,250	320,573
Excluding the following items:
Acquisition (gain) loss	—	(310)	—	(137,183)
Restructuring charges	1,718	3,530	1,622	6,536
Research and development grant reimbursement	(470)	—	(4,557)	—
ERP integration/IT transition costs	2,453	—	5,696	—
Stock-based compensation expense	1,534	2,206	10,011	4,837
Legal expenses/fines related to antitrust class actions	1,549	4,073	8,857	15,541
Net foreign exchange (gain) loss	(2,218)	2,239	(9,546)	9,173
Equity (income) loss from equity method investments	296	(238)	301	(75,879)
(Gain) loss on early extinguishment of debt	15,988	—	15,988	486
Plant start-up costs	305	—	2,419	—
(Gain) loss on write down and disposal of long-lived assets	788	(902)	1,611	(922)
Adjusted EBITDA (non-GAAP) (1)	$82,020	$49,732	$210,652	$143,162
________________
(1) Three and nine months ended December 31, 2017 adjusted due to the adoption ASC 606.
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
Our Adjusted EBITDA measure has limitations as an analytical tool, and should not be considered in isolation or as a substitute for analysis of our results as reported under U.S. GAAP. Some of these limitations are:

•	it does not reflect our cash expenditures, future requirements for capital expenditures, or contractual commitments;

•	it does not reflect changes in, or cash requirements for, our working capital needs;

•	it does not reflect any income tax expense or benefit, including any changes to income taxes resulting from the Tax Cuts and Jobs Act enacted December 22, 2017;

•	it does not reflect the significant interest expense or the cash requirements necessary to service interest or principal payments on our debt;

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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Other than as described below, there have been no material changes to our market risks as disclosed in our Annual Report on Form 10-K for the year ended March 31, 2018 filed with the SEC on May 25, 2018.

Interest Rate Risk
On October 29, 2018, the Company entered into the TOKIN Term Loan Facility and received funding on November 7, 2018 at an equivalent of $292.0 million using the exchange rate on November 7, 2018. The TOKIN Term Loan Facility has a variable interest rate and had an outstanding principal balance of $300.2 million as of December 31, 2018. We are exposed to interest rate risk through the Term Loan Facility, and a 1% change in the interest rate would yield a $3.0 million change in interest expense on an annualized basis.
Foreign Currency Exchange Risk
In the third quarter of fiscal year 2019, the Company entered into cross-currency swaps to hedge the foreign currency risk on Intercompany Loans and to hedge the JPY currency exposure of the Company's net investment in TOKIN. The Company uses these derivative financial instruments primarily to reduce our exposure to adverse fluctuations in foreign currency exchange rates. We do not enter into derivative financial instruments for speculative purposes and our derivative positions are used to reduce risk by hedging an underlying economic exposure. Because of the high correlation between the hedging instrument and the underlying exposure, fluctuations in the value of the instruments are generally offset by reciprocal changes in the value of the underlying exposure.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of December 31, 2018, an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in its reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
Other than those changes described below, there has been no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended December 31, 2018 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
In the first quarter of 2017, the Company acquired TOKIN (see Note 2, “Acquisitions”). As of the date of this Quarterly Report, we are in the process of further integrating the acquired operations into our overall internal controls over financial reporting. Additionally, we are designing new internal controls for the implementation of the new lease standard that becomes effective in fiscal year 2020.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings
“Item 3. Legal Proceedings” of our 2018 Form 10-K includes a discussion of our legal proceedings. For an update on certain legal matters see Note 14, “Concentrations of Risks.” Except for certain developments concerning TOKIN as described in Note 14, “Concentrations of Risks,” there have been no material changes from the Company’s legal proceedings described in our 2018 Form 10-K and in Part II. Item 1-Legal Proceedings of the Company's subsequent Quarterly Reports on Form 10-Q.
Item 1A. Risk Factors
There have been no material changes in our risk factors from those disclosed in Part I, Item 1A Risk Factors, of the Company’s 2018 Annual Report and in Part II, Item 1A Risk Factors of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2018.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
We did not sell any of our equity securities during the nine months ended December 31, 2018 that were not registered under the Securities Act of 1933, as amended.
Repurchase of Equity Securities
The following table provides information relating to our purchase of shares of our common stock during the quarter ended December 31, 2018:

Periods	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Programs	(d) Maximum Number of Shares That May Yet be Purchased Under the Programs
October 1 to October 31, 2018	5,107	$18.97	—	—
November 1 to November 30, 2018	4,366	21.59	—	—
December 1 to December 31, 2018	192,206	20.46	—	—
Total for Quarter Ended December 31, 2018	201,679	$20.45	—	—
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
Exhibit 101
The following financial information from KEMET Corporation’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations for the three and nine months ended December 31, 2018 and 2017, (ii) Condensed Consolidated Balance Sheets at December 31, 2018 and March 31, 2018, (iii) Condensed Consolidated Statements of Cash Flows for the nine months ended December 31, 2018, and 2017, and (iv) the Notes to Condensed Consolidated Financial Statements.

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

Date:	February 1, 2019
KEMET Corporation

	By:	/s/ GREGORY C. THOMPSON
Gregory C. Thompson
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)
(Duly Authorized Officer)