Form 10-K
period 2019-03-31
KEMET CORP
filed 2019-05-30
CIK 887730

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________________
FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2019
Or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File Number: 001-15491
____________________________________________________________________________
KEMET Corporation
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	57-0923789 (I.R.S. Employer Identification No.)

KEMET Tower, One East Broward Blvd., Fort Lauderdale, Florida (Address of principal executive offices)	33301 (Zip Code)
Registrant’s telephone number, including area code: (954) 766-2800
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of exchange on which registered
Common Stock, par value $0.01	KEM	New York Stock Exchange

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
The aggregate market value of voting common stock held by non-affiliates of the registrant as of September 30, 2018 computed by reference to the closing sale price of the registrant’s common stock was approximately $1,021,114,987.
The number of shares of each class of common stock, $0.01 par value, outstanding as of May 27, 2019 was 58,001,480.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive proxy statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held July 31, 2019 are incorporated by reference into Part III of this report.

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

Segment	Fiscal Year	Business
Solid Capacitors Segment (“Solid Capacitors”)	2007	Tantalum Business Unit of EPCOS AG
Film and Electrolytic Segment (“Film and Electrolytic”)	2008	Evox Rifa Group Oyj
Film and Electrolytic	2008	Arcotronics Italia S.p.A.
Film and Electrolytic	2012	Cornell Dubilier Foil, LLC (renamed KEMET Foil Manufacturing, LLC (“KFM”))
Solid Capacitors	2012	Niotan Incorporated (renamed KEMET Blue Powder Corporation (“KBP”))
Corporate	2013	34% economic interest in TOKIN Corporation (“TOKIN”) (1)
Corporate	2016	IntelliData, Inc. (“IntelliData”)
Solid Capacitors and Electro-Magnetic, Sensors, and Actuators Segment (“MSA”)	2018	TOKIN (1)
______________________________________________________________________________
(1) In fiscal year 2013, our subsidiary, KEMET Electronics Corporation (“KEC”) acquired a 34% economic interest in TOKIN as calculated based on the number of common shares held by KEC, directly and indirectly, in proportion to the aggregate number of common and preferred shares of TOKIN outstanding as of such date. The Company accounted for its investment in TOKIN using the equity method for a non-consolidated variable interest entity since KEC did not have the power to direct significant activities of TOKIN. During fiscal year 2018, KEMET entered into a Definitive NEC TOKIN Stock Purchase Agreement (the “TOKIN Purchase Agreement”) with NEC Corporation (“NEC”), to acquire all of the outstanding shares of common stock and preferred stock of TOKIN not already held by KEMET. The transaction closed on April 19, 2017 and on that date, TOKIN became a 100% indirect owned subsidiary of KEMET.
Through the above acquisitions and organic growth we have expanded our product base to include multilayer ceramic, solid and electrolytic aluminum and film capacitors, and electro-magnetics, sensors, and actuators.
Strategy
KEMET is committed to providing its customers with high quality, low cost solutions for their electronic applications and strives to create shareholder value primarily through the following strategic priorities:

•	leveraging our manufacturing expertise;

•	strengthening our “Go-to-Market” leadership position;

•	consistently attracting and retaining exceptional talent; and,

•	selectively target complementary acquisitions and equity investments.
KEMET measures its progress against these strategic priorities over the long-term based primarily on financial metrics including revenue growth, profitability, free cash flow, and balance sheet liquidity.
We believe this strategy has successfully transformed the Company and positioned it to capture the growing demand for custom designed, higher margin electronic components in several industry segments. KEMET's transformation has resulted in increased and sustainable margins, and has enhanced the durability of our revenue base. In addition, we intend to leverage KEMET's strong proprietary technology to support future organic growth in key markets.

Strategic Highlights
With the completion of the TOKIN acquisition and the vertical integration of KEMET's Solid Capacitors' Tantalum product line, the Tantalum product line is well positioned to continue its recent success. The Tantalum product line is now focused on its Polymer technology and is benefiting from operational synergies from the TOKIN acquisition, which reduced operating costs, improved yields, and provided access to new market segments. In addition, vertical integration of the tantalum ore supply chain has resulted in savings of approximately $50.0 million per year compared to 2012 and has created stability in our cost structure. As a result of the enhanced Polymer focus, KEMET’s Polymer Tantalum sales now lead the industry with greater than 50.0% market share. We believe leveraging KEMET's and TOKIN's manufacturing expertise combined with vertical integration has successfully transformed KEMET's Tantalum product line and positioned it well for new growth opportunities across multiple industry segments, especially those segments demanding higher reliability in harsh environment applications.
KEMET's Solid Capacitors' Ceramic product line is also well positioned for new opportunities. The Ceramic product line began its transformation in 2008 when it shifted it's focus from consumer markets to business to business markets, across the automotive defense/aerospace, medical, energy, telecommunications, and industrial sectors. While KEMET's competitors focused on small case size multi-layer ceramic capacitors (MLCC's), KEMET's Ceramic product line focused on building a core competency in high-reliability, high-voltage/power, large case size MLCC's. Since 2010, the Cumulative Annual Growth Rate (CAGR) of KEMET's chosen markets was approximately 17.0%. KEMET's Ceramic MLCC's are in high demand, and during fiscal year 2019, the Company entered into long-term (10 year) supply agreements with three significant customers that are projected to account for approximately 33.0% of KEMET's total capacity in fiscal year 2022. KEMET is in the process of expanding its current MLCC production capacity, which currently is approximately 49 billion pieces per year. The Company expects to have the ability to produce 72 billion pieces per year by fiscal year 2022. Approximately 24 billion, or 33.0% of these pieces are committed to the three customers that signed long-term supply agreements. We believe operational and strategic agility have successfully transformed our Ceramic product line.
The completion of KEMET's acquisition of TOKIN in fiscal year 2018 further diversified KEMET's products and geographic markets, facilitating cross selling opportunities that support KEMET's "long tail" (see below) selling strategy. TOKIN's MSA reportable segment added approximately $240.0 million in net sales. The added liquidity from TOKIN's balance sheet reduced KEMET's consolidated net debt, permitting a debt refinancing arrangement in Japan. This debt refinancing provides annual interest savings of approximately $21.0 million. Additionally, the acquisition has contributed to the development of new technology, and as noted above, has created operational synergies and improved yields in KEMET's existing Tantalum product line.
KEMET's “Go-to-Market” strategy includes four key elements which have contributed to KEMET's success and supported the structural transformation noted above:

•	Global Sales Team

•	Design-In Focus

•	Service "Long Tail" (high mix, low volume) Customers

•	Customer Digital Engagement Platform
KEMET's global sales team consists of over 100 professionals supporting each region. Sales people, application engineers and customer service representatives are located close to KEMET's customers allowing frequent face-to-face conversations. In addition, we partner with all the premier distributors in the electronics industry ensuring we obtain a large geographical sales presence and can leverage their expertise in stocking and servicing customers.
Adding value to our customers is an important part of our relationship and over the years we have transformed our product portfolio from a commodity based approach to a customized, design-in approach. To support our design-in strategy, our global sales team includes field application engineers with degrees in electrical engineering that work directly with our customers at the early stages of product development to ensure KEMET's products are designed-into the product applications. As a result, today, we target all the key fast growing applications in the electronic market including, but not limited to, electric vehicles, industry 4.0, autonomous driving, artificial intelligence, and data storage.
While a global sales team focuses on our larger customers, KEMET has also developed a comprehensive strategy to serve our “long tail” customers (the smaller customers), which are approximately 180,000 customers that account for approximately 50.0% of our net sales. This allows us to not only provide world class customer service to our smaller customers, but also provides KEMET with an improved opportunity to partner with today's smaller companies that are potentially tomorrow's leading electronic companies. To do so, we have developed an internal culture and supporting business processes to engage with high-mix/low-volume requirements that are typical from the “long-tail” customer.

KEMET supports its global sales initiatives with its market leading customer digital engagement platform. We believe the electronic component industry is still in the early stages of “digital disruption” (how electronic manufacturers go to market). We believe our existing and continuously improving component simulation, component search, and component quoting platforms for buyers are market leading and put KEMET at the forefront of the “digital disruption” that will transform how the electronic components are sold in the future.
Finally, as strategic opportunities are identified, we will evaluate and possibly pursue them if they would enable us to enhance our competitive position and expand our market presence. Our strategy is to acquire complementary capacitor and other related businesses allowing us to leverage our business model, potentially including those involved in other passive components that are synergistic with our customers’ technologies and our current product offerings.
We believe KEMET's business strategy will allow us to leverage the global mega-trends of an increasingly electrified and connected world and positions KEMET well for growth, both internally and through acquisitions. Organic revenue is targeted to grow at an average annual rate of at least five percent over the next five years and revenue through acquisitions is targeted to grow at an annual rate of five percent by the end of the fifth year. Despite our plan to continue to grow, in part, through targeted acquisitions, we may be unable to continue to identify, have the financial capabilities to acquire, or successfully complete transactions with suitable acquisition candidates.  Please refer to Item 1A - Risk Factors - for additional information on risks and uncertainties.
General
While KEMET competes in the passive electronic component industry, our strategic focus is on growth markets, specialty products requiring high reliability, and, within Ceramic, larger case size capacitors.
Our product line consists of multilayer ceramic, tantalum, film and aluminum (solid and electrolytic) capacitors, and Electro-Magnetic Compatible (“EMC”) devices, sensors, and actuators. Product offerings include surface mounts, which are attached directly to the circuit board; leaded capacitors, which are attached to the circuit board using lead wires; and chassis-mount and other pin-through-hole board-mount capacitors, which utilize attachment methods such as screw terminal and snap-in. Capacitors are electronic components that store, filter, and regulate electrical energy and current flow. As an essential passive component used in nearly all circuit boards, capacitors are typically used for coupling, decoupling, filtering, oscillating and wave shaping and are used in communication systems, servers, personal computers, tablets, cellular phones, automotive electronic systems, defense and aerospace systems, consumer electronics, power management systems and many other electronic devices and systems (basically anything that plugs in or has a battery). While our broad product offering allows us to meet the majority of those needs independent of application and end use, our strategic focus is on high growth and specialty markets as noted above.
Solid Capacitors' products are commonly used in conjunction with integrated circuits, and the same circuit may contain both ceramic and tantalum capacitors. Tantalum capacitors are a popular choice because of their ability for high capacitance in a small volume package. While ceramic capacitors are more cost-effective at lower capacitance values, tantalum capacitors are more cost-effective at higher capacitance values while solid aluminum capacitors can be more effective in special applications.
KEMET's Tantalum business continues to transition toward a higher proportion of Polymer technology sales in which KEMET has market share leadership greater than 50.0%.  Growth drivers for this product line include advanced driver assistance and autonomous driving systems, tablets and PC’s, 5G infrastructure and connectivity, data servers and solid state drives and power density energy systems.
KEMET's Ceramic business continues to focus on its specialty (value added) and large cap size business. Growth drivers for Ceramic include electric vehicles, advanced driver assistance and autonomous driving systems, 5G infrastructure and connectivity, data servers and solid state drives, wireless charging, satellites, radar, and guidance systems.
Film, paper and aluminum electrolytic capacitors can be used to support integrated circuits, but also are used in the field of power electronics to provide energy for applications such as motor starts, power conditioning, electromagnetic interference filtering safety, and inverters. Film and Electrolytic's self healing products deliver high reliability solutions for extreme conditions. Growth drivers for Film and Electrolytic include alternative energy solutions, electric vehicle charging stations, and hybrid and electric vehicles.
KEMET's MSA business offers a broad line of electrical noise management products that play a key role in maintaining signal integrity across a number of end markets including telecommunications, mobile computing, automotive and general industries. Additionally, MSA's sensor and actuator business manufactures products that sense and respond to human activity, physical vibration, and electric current, which are found in home appliances, consumer devices, and industrial electrical equipment. Growth drivers for MSA include electric vehicles, advanced driver assistance and autonomous driving systems, industry 4.0, 5G infrastructure and connectivity, and power density and energy efficiency systems.
We believe the long-term demand for the components we offer will grow on a regional and global basis due to a variety of factors including electric vehicles ("EV"), vehicles with advanced driver assisted electronics, 5G infrastructure, industry 4.0, alternative energy and energy storage. The 'electrification of everything' is driving growth. We expect growth not only in end-products, but due to the increasing complexity of electronic products and the additional capacitors required in those products, we expect strong growth of the products required to support the 'electrification of everything'. KEMET, we believe, is strategically aligned in its manufacturing operations and in how we go-to-market to serve these growing markets.
Our Industry
We compete with others that manufacture and distribute electronic components both domestically and globally and our success in the market is influenced by many factors, including price, availability, engineering specifications, quality and breadth of offering, performance characteristics, customer service and geographic location of our manufacturing sites. As in all manufacturing industries, improving cost of production is key to staying competitive. KEMET, as well as many of our larger competitors, have relocated their manufacturing operations to low cost regions and locations in closer proximity to our respective customers.
Because capacitors are a fundamental component of electronic circuits, demand for capacitors tends to reflect the general demand for electronic products, as well as integrated circuits, which we believe over time will continue to grow. We believe growth in the electronics market and the resulting growth in demand for capacitors will be driven primarily by a number of recent trends which include:

•	industry 4.0:

◦
the development of new products, applications and electronic controls for engines and industrial machinery, including cyber physical systems, cloud computing, and cognitive computing; security smart phones and mobile personal computing devices;

•	the “internet-of-things”;

◦	the increase in the electronic content of existing products, such as home appliances and medical equipment, smart phones and mobile personal computing devices;

•	the enhanced functionality, complexity and convergence of electronic devices that use state-of-the-art microprocessors;

•	alternative and renewable energy systems;

•	EV and advanced driver assisted electronics; and,

•	the development of 5G infrastructure and connectivity.
The acquisition of TOKIN increased our market opportunity through the EMC devices and sensor and actuator markets.
Markets and Customers
Our products are sold to a variety of OEMs in a broad range of industries including the computer, communications, automotive, military, consumer, industrial, medical, and aerospace industries. We also sell products to EMS providers, which serve OEMs in these industries. Electronics distributors are an important channel of distribution in the electronics industry and represent a large channel through which we sell our capacitors. One electronics distributor, TTI, Inc., accounted for over 10% of our net sales in fiscal years 2019, 2018 and 2017. If our relationship with this customer were to terminate, we would need to determine alternative means of delivering our products to the end-customers served by them. In addition, an aggregate of over 10% of our net sales in fiscal year 2019 were driven by sales to EMS providers for incorporation into Apple Inc. products.
Diversification is critical to the success of our business as our products reach a multitude of industries with various opportunities for growth. As a full-service provider in the capacitor space, KEMET produces approximately 95.0% of the dielectrics available to serve our customer needs. The TOKIN acquisition has increased KEMET's offering with a larger product portfolio including magnetics, sensors and actuators, enhancing its ability to deliver specialty and design-in solutions to the automotive, military, aerospace, medical, energy, communications, and industrial markets. While we are seeing a merging of major segments as connectivity and “internet-of-things” grow, the following table presents an overview of the diverse industries that incorporate our capacitors into their products and the general nature of those products.

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

Communications	Smart phones, Telephones, Switching equipment, Relays, Base stations, and Wireless infrastructure
Computer-related	Personal computers (laptops, tablets, notebooks), Workstations, Servers, Mainframes, Computer peripheral equipment, Power supplies, Solid state drives, and Local area networks
Industrial	Electronic controls, Measurement equipment, Instrumentation, Solar and wind energy generation, Down-hole drilling and Medical electronics
Consumer	Digital media devices, Game consoles, Televisions, Audio devices, and Global positioning systems
Military/Aerospace	Avionics, Radar, Guidance systems, and Satellite communications
Medical	Defibrillators, Diagnostic equipment, Imaging equipment, Cardiac devices, and Pain management devices
Alternative Energy	Wind generation systems, Solar generation systems, Geothermal generation systems, Tidal generation systems and Electric drive vehicles
We produce a small percentage of capacitors under military specification standards sold for both military and commercial uses. We do not sell any capacitors directly to the United States government. Certain of our customers purchase capacitors for products in the military and aerospace industries.
The acquisition of TOKIN increased our position in the following industries that incorporate EMC devices, sensors, and actuators into their products:

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
Major OEMs:

•	Bosch Group, Cisco Systems Inc., Continental AG, Delphi Technologies PLC, Tesla Inc., and Denso in the automotive segment.

•	Apple Inc., Western Digital Corporation, Dell Inc., Nintendo, and Google LLC in the Computer and consumer segment.

•	ABB Group, Horiba, Yaskawa Electric Inc., and Schlumberger in the industrial and alternative energy segment.
Major EMSs:

•	Flextronics International Ltd., Jabil Circuit Inc., Celestica Inc., and Sanmina-SCI Corporation
Major Distributors:

•	TTI, Inc., Arrow Electronics, Inc., Satori Electric Co., Ltd., and Avnet, Inc.

KEMET in the United States
Our corporate headquarters is located in Fort Lauderdale, Florida.
Component manufacturing previously located in the United States has been substantially relocated to our lower-cost manufacturing facilities in Mexico, China, Vietnam, Indonesia, Thailand, and countries in Europe. The vision for KEMET's foreign subsidiaries is for them to be primarily local operations, with local management and workers, to help achieve our objective of being a global company. These facilities are responsible for maintaining our tradition of excellence in quality, service, and delivery, while accelerating cost-reduction efforts and supporting efforts to grow our customer base. Production remaining in the United States focuses primarily on early-stage manufacturing of new products and other specialty products for which customers are predominantly located in North America.
On February 21, 2012, we completed the acquisition of all of the outstanding shares of Blue Powder, a leading manufacturer of tantalum powders. Blue Powder had been a significant supplier of tantalum powder to KEMET for several years. KBP's principal operating location was in Carson City, Nevada. The Company is currently in the process of modifying its vertical integration strategy by relocating its tantalum powder facility equipment from Carson City, Nevada to its existing Matamoros, Mexico plant.
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
KEMET in Mexico
We believe our operations in Mexico are among the most cost efficient in the world, and we expect they will continue to be our primary production facilities supporting North American and European customers for Solid Capacitors. One of the strengths of KEMET Mexico is that it is a local operation, including local management and workers. These facilities are responsible for maintaining KEMET’s tradition of excellence in quality, service, and delivery, while driving down costs. The facilities in Victoria and Matamoros are primarily focused on tantalum capacitors, while the facilities in Monterrey are focused on ceramic capacitors.
KEMET in Asia Pacific
We have a well-established manufacturing, sales and logistics network in Asia to support our customers’ Asian operations. We currently manufacture tantalum and aluminum polymer, film, and electrolytic products in China and film products in Indonesia. As a result of the acquisition of TOKIN on April 19, 2017, we manufacture electromagnetic compatibility and sensor and actuator products in China, Japan and Vietnam and tantalum capacitors in Thailand. In addition, we operate one innovation center for Solid Capacitors and one innovation center for MSA in Japan.
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
Global Sales and Logistics
KEMET serves the needs of our global customer base through four geographic regions: North America and South America (“Americas”), Europe, the Middle East and Africa (“EMEA”), Asia and the Pacific Rim (“APAC”) and Japan and Korea (“JPKO”). We have a global sales team with 33 sales offices located in 11 countries and a global distribution network. We also have independent sales representatives located in several countries worldwide including: Brazil, Israel, Canada, and the United States. Our strategic focus is to ensure we have people near our customers to facilitate regular face-to-face communication. This is critical to ensure that KEMET is included during the design-in phase.
Consequently, in our major markets, we market and sell our products primarily through a direct sales force. With a global sales organization that is customer-focused, our direct sales personnel from around the world serve on KEMET Global Account Teams committed to serving any customer location in the world with a dedicated KEMET representative. The traditional sales team is supported by regional Field Application Engineers who are experts in electronic engineering and market all of KEMET’s products by assisting customers with the resolution of capacitor application issues. We believe our direct sales force creates a distinct advantage in the marketplace by enabling us to establish and maintain strong relationships with our customers to efficiently process simple repeat business as well as to consult with customers on new and technically complex custom applications. In addition, where appropriate, we use independent commissioned representatives. This approach requires a blend of accountability and responsibility for specific customer locations, guided by an overall account strategy for each customer. Our sales team works with the customers throughout the entire purchasing process, following opportunities as they progress through concept, design, validation and, finally, mass production. In Japan, we market and sell directly and through manufacturers agents. These manufacturers agents create unique custom solutions integrating our products which help pull our products though the channel.
Electronics distributors are an important distribution channel in the electronics industry and accounted for 42.2%, 39.2%, and 46.8% of our net sales in fiscal years 2019, 2018 and 2017, respectively. A portion of our net sales to distributors are made under agreements allowing certain rights of return and price protection on unsold merchandise held by distributors. In addition, our distributor policy includes inventory price protection and “ship-from-stock and debit” (“SFSD”) programs common in the industry.
Sales by Geography
In fiscal years 2019 and 2018, net sales by region were as follows (dollars in thousands):

	Fiscal Year 2019			Fiscal Year 2018
	Net Sales	% of Total		Net Sales	% of Total
APAC	$533,340	38.6%	APAC	$479,987	40.0%
EMEA	315,535	22.8%	EMEA	277,898	23.1%
Americas	337,842	24.4%	Americas	259,105	21.6%
JPKO	196,101	14.2%	JPKO	183,191	15.3%
Total	$1,382,818		Total	$1,200,181
We believe our regional balance of revenues is a benefit to our business. The geographic diversity of our net sales diminishes the impact of regional sales decreases caused by various holiday seasons. The Americas remains the leading region in the world for product design in activity where engagement with OEM design engineers determines product placement independent of the region of the world where the final product is manufactured. Please see Note 7, “Reportable Segment and Geographic Information” to our Consolidated Financial Statements.
Inventory and Backlog
Our customers often encounter uncertain or changing demand for their products. They historically order products from us based on their forecast and if demand does not meet their forecasts, they may cancel or reschedule the shipments included in our backlog, in many instances without penalty. Additionally, many of our customers have started to require shorter lead times and “just in time” delivery. Consequently, the twelve-month order backlog is not a meaningful trend indicator for us.
Although we manufacture and inventory standardized products, a portion of our products are produced to meet specific customer requirements. Cancellations by customers of orders already in production could have an impact on inventories. Historically, however, cancellations have not been significant.
Competition
The capacitor industry, and the electronic industry in general, is characterized by a competitive and growing market environment. Competitive factors influencing the market for our products include: product quality, customer service, technical innovation, pricing, and timely delivery. We believe we compete favorably based on each of these factors. Additionally, we believe our strategic focus positions KEMET well in specific markets within the capacitor industry, aligns with our core competencies, and allows us to focus on growth and higher profitability markets.
Our major global competitors in the passive electronic component industry include AVX Corporation, Panasonic Corporation, Murata Manufacturing Co., Ltd., Samsung Electro-Mechanics Co. LTD., Taiyo Yuden Co., Ltd., TDK-EPC Corporation, Yageo Corporation, Walsin Technology Corporation, LTD., Vishay Intertechnology, Inc. (“Vishay”), Xiamen Faratronic Co. LTD., Hitachi High-Technologies Corp., Nippon Chemi-Con Corp., Nichicon Corp., and Rubycon Corporation.
We believe the Company's strategic shift over the last few years to more customized, design-in and high reliability solutions has given it a unique competitive position in the market place and enhanced its durability of revenue base. In the highly commoditized multi layered ceramic capacitor market KEMET focuses primarily on the large case sizes capacitors and the growing automotive market segment offering niche products required in high temperature, vibration, and voltage environments.

Raw Materials
The principal raw materials used in the manufacture of our products are tantalum powder, tantalum ore, barium titanate, calcium zirconate, rare earth oxides, palladium, aluminum, silver, copper, nickel and tin. These materials are considered commodities and are subject to price volatility. Additionally, any delays in obtaining raw materials for our products could hinder our ability to manufacture our products, negatively impacting our competitive position and our relationships with our customers. KEMET is committed to partnerships and close relationships with key suppliers of the critical materials listed above. We also actively pursue sourcing from multiple manufacturing sites of current suppliers, as well as second sourcing of critical raw materials to mitigate the risk of supply discontinuity in case of unforeseen geo-political events or natural disasters.
Tantalum is mined principally in the Democratic Republic of Congo, Australia, Brazil, Canada, Ethiopia, Nigeria, and Rwanda. As a result of our tantalum vertical integration program which began in fiscal year 2012, we have reduced our exposure to price volatility and supply uncertainty in the tantalum supply chain. Our tantalum ore supply requirements are now met through our direct sourcing partners of conflict free tantalum, which is then processed into the intermediate product potassium heptafluorotantalate (commonly known as K-salt) at our own facility in Mexico or at third party locations, before final processing into tantalum powder at KBP operations in Carson City, Nevada or Matamoros, Mexico. Price increases for tantalum ore, or for the remaining tantalum powder that we source from third parties, could impact our financial performance as we may not be able to pass all such price increases on to our customers. We estimate that our vertical integration strategy has created $50.0 million of cost savings per year.
Silver and aluminum have generally been available in sufficient quantities, and we believe there are enough suppliers from which we can purchase our requirements. An increase in the price of silver and aluminum that we are unable to pass on to our customers, could, however, have an adverse effect on our profitability.
Patents and Trademarks
As of March 31, 2019, we held the following number of patents and trademarks:

	Patents	Trademarks
United States	323	17
Foreign	1,025	260
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
Segment Reporting
We are organized into three reportable segments: Solid Capacitors, Film and Electrolytic and Electro-Magnetic, Sensors, and Actuators. Each reportable segment is responsible for the operations of certain manufacturing sites as well as all related research and development efforts. The sales, marketing and corporate functions are shared by each of the segments. See Note 7, “Reportable Segment and Geographic Information” to our Consolidated Financial Statements for other information regarding the Company's reportable segments, including net sales, operating income, total assets, and financial information about geographic areas.
Solid Capacitors Reportable Segment
Solid Capacitors operates in ten manufacturing sites in the United States, Mexico and Asia and operates innovation centers in the United States and Japan. Solid Capacitors primarily produces tantalum, aluminum, polymer and ceramic capacitors which are sold globally. Solid Capacitors also produces tantalum powder used in the production of tantalum capacitors. Solid Capacitors employs approximately 8,000 employees worldwide. For fiscal years 2019, 2018 and 2017, Solid Capacitors had consolidated net sales of $935.8 million, $771.2 million and $575.1 million, respectively.
We continue to make significant investments in tantalum production within Solid Capacitors and, based on net sales, we believe we are the largest tantalum capacitor manufacturer in the world. We believe we have one of the broadest lines of tantalum product offerings and are one of the leaders in the growing market for high-frequency low equivalent series resistance (“ESR”) surface mount tantalum and aluminum polymer capacitors.
We believe KBP, which we acquired in 2012, is the largest production facility for tantalum powder in the western hemisphere. Since the acquisition of KBP, KEMET has been able to stabilize its tantalum powder costs and significantly improve its operating margin through its vertical integration efforts. The Company continues to streamline its vertical integration strategy and may take actions to improve the cost structure if the anticipated results are advantageous. The Company is currently in the process of relocating its tantalum powder facility equipment from Carson City, Nevada to its existing Matamoros, Mexico plant.
Our tantalum product line has a broad product portfolio with industry leading processes and materials technology, a global manufacturing base, and on-time delivery capabilities that allow us to serve a wide range of customers in a diverse group of end markets, including computing, telecommunications, consumer, medical, military, automotive, and general industries. KEMET is a market leader in Polymer Tantalum, with an estimated market share of greater than 50.0%.
Within our ceramic product line, we are making significant investments to support future MLCC growth. KEMET is a global and well known MLCC supplier in the automotive, industrial, medical, energy, defense and aerospace markets. Due to the extended global shortage of ceramic capacitors that began in 2016, customers are looking to KEMET as a long-term stable MLCC supplier to support their growth. The Company has entered into agreements with three of its largest customers pursuant to which the customers have agreed to provide interest free loans to the Company in exchange for assurance of future supply. These interest free loans are being used by the Company to fund the purchase of certain production equipment and to make other investments and improvements in the Company and its operations in order to increase its overall capacity to produce various electronic components. We are continuing to work with many of our other customers to help them secure future MLCC supply.
Our ceramic product line offers an extensive line of MLCC's in a variety of sizes and configurations. Our high voltage, high temperature and ultra-stable dielectric technology provides us with what we believe to be a significant advantage over many of our competitors, particularly in the high reliability markets mentioned. We are increasing investments in research and development to extend our current portfolio, as well as to be able to offer more effective high-density packaging solutions for connecting multiple components. We are also working with our customers to design-in our products with a focus on the growing automotive segment.
Film and Electrolytic Reportable Segment
Our Film and Electrolytic Reportable Segment produces film, paper and wet aluminum electrolytic capacitors. In addition, the segment designs and produces electromagnetic interference filters ("EMI filters"). Film capacitors can be used for applications requiring high power and high voltages, whereas aluminum electrolytic capacitors can be used for applications requiring high energy at a reasonable price. EMI filters consist of capacitive and inductive elements that reduce electromagnetic disturbance in the frequency range desired. We believe we are one of the world’s largest suppliers of film capacitors and one of the leaders in wet aluminum electrolytic capacitors. Both product families serve industrial and automotive customers, and in particular, the emerging market for alternative energy and electrical vehicles. For fiscal years 2019, 2018, and 2017, our Film and Electrolytic segment had consolidated net sales of $206.2 million, $202.0 million, and $182.2 million, respectively. Our Film and Electrolytic business is mostly concentrated in Europe, and as such, is impacted by the change in the exchange rate for the Euro to the U.S. dollar.
Our Film and Electrolytic Reportable Segment primarily serves the industrial and automotive markets. We believe our Film and Electrolytic Segment’s product portfolio, technology and experience allow us to significantly benefit from the continued growth in alternative energy solutions and energy efficiency solutions within both the automotive and industrial markets especially for demanding applications such as humidity, temperature, voltage, etc. We operate nine manufacturing sites throughout Europe and Asia and maintain product innovation centers in Italy, Portugal and Sweden. Our Film and Electrolytic Segment employs approximately 1,750 employees worldwide.
The Company is in the process of relocating axial electrolytic production from Granna, Sweden to its plant in Evora, Portugal. The Company is streamlining its manufacturing operations for axial electrolytic capacitors with this relocation, allowing the Company to increase flexibility, capabilities, and competitiveness in the marketplace.
Electro-Magnetic, Sensors, and Actuators Reportable Segment
MSA operates in four manufacturing sites throughout Asia and operates a product innovation center in Japan. MSA was a new reportable segment for KEMET in fiscal year 2018 resulting from the acquisition of TOKIN in April 2017. MSA primarily produces EMC materials and devices, piezo materials and actuators and various types of sensors which are sold globally. For fiscal years 2019 and 2018, our MSA Segment had consolidated net sales of $240.7 million and $227.0 million, respectively. MSA is aiming to sell products globally. Currently, most of MSA's net sales come from Japan, Korea, and other countries in Asia. Our MSA segment employs approximately 3,000 employees worldwide.
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
The sensor and actuator product line manufactures products that sense and respond to human activity, physical vibration, and electric current. These products are found in home appliances, consumer devices, and industrial electrical equipment. In addition, we manufacture electromechanical actuation devices that are critical to the manufacture of semiconductor devices and the management of industrial and chemical gas flow. Sensors are an important family of devices as the “internet-of-things” continues to permeate everyday life.
Environmental and Regulatory Compliance
We are subject to various North American, European, and Asian national, state, and local environmental laws and regulations relating to the protection of the environment, including those governing the handling and management of certain chemicals and materials used and generated in the manufacturing of electronic components. We do not believe compliance with these laws and regulations will have a material adverse effect on our capital expenditures, earnings, or competitive position. However, we believe it is reasonably likely the trend in environmental litigation, laws, and regulations will continue to move toward stricter standards. Such changes in the laws and regulations may require us to make additional capital expenditures which, while not currently estimable with certainty, are not presently expected to have a material adverse effect on our financial condition.
We are strongly committed to economic, environmental, and socially sustainable development. As a result of this commitment, in 2008 we adopted the Electronic Industry Citizenship Coalition (“EICC”) Code of Conduct, now titled Responsible Business Alliance ("RBA") Code of Conduct. The RBA Code of Conduct is a comprehensive code of conduct that addresses all aspects of corporate responsibility including labor, health and safety, the environment, business ethics, and related management system elements. It outlines standards to ensure working conditions in the electronic industry supply chain are safe, free from slavery and human trafficking, workers are treated with respect and dignity, manufacturing processes are environmentally sustainable, materials are sourced responsibly, and business operations are conducted ethically.
Policies, programs, and procedures implemented throughout KEMET are intended to ensure conformity with applicable legal and regulatory requirements, the content of the RBA Code of Conduct, and customer contractual requirements related to social and environmental responsibility.
We fully support the position of the RBA, the Responsible Minerals Initiative ("RMI"), and the Tantalum-Niobium International Study Center (“TIC”) in avoiding the use of conflict minerals which directly or indirectly finance or benefit armed groups in the Democratic Republic of Congo and its adjoining countries, or in any region determined to be a conflict affected and high-risk area. In furtherance of this support, we have utilized the Organisation for Economic Co-operation and Development (“OECD”) Due Diligence Guidance for Responsible Supply Chains of Minerals from Conflict-Affected and High-Risk Areas as the foundation for KEMET's supply chain policy by implementing the five-step risk-based framework due diligence in our mineral supply chain. This supply chain policy and requirement has been communicated to all suppliers of conflict minerals and is communicated publicly on our website. Our tantalum supply base has been and continues to be validated as conformant to the RMI's Responsible Minerals Assurance Program ("RMAP"). We will continue to work through the RMI and TIC towards the goal of greater transparency in the supply chain.
In April 2019, KEMET published its first Corporate Sustainability Report (“CSR”), outlining its commitment towards the environment, its employees, and the communities within it operates.
Summary of Activities to Develop a Transparent Supply Chain
We are actively involved in developing a transparent supply chain through our membership in the RMI. We were a member of the EICC Global e-Sustainability Initiative (“GeSI”) working group that developed the original Conflict Free Sourcing Program assessment protocols and we participated in the pilot implementation phase of the OECD Due Diligence Guidance for Responsible Supply Chains of Minerals from Conflict-Affected and High-Risk Areas. We participate in smelter engagement to increase the number of conflict-free validated smelters globally, the development of due diligence guidance documents and the advancement of the industry adopted RMI Conflict Minerals Reporting Template. We rely on the RMAP independent third-party audits to supplement our internal due diligence of conflict mineral suppliers and are monitoring the progress of these audits to ensure our supply chain is conflict free. We fully support Section 1502 “Conflict Minerals” of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 and are complying with all reporting requirements.

Global Code of Conduct and Mission, Vision and Values
KEMET maintains a Global Code of Conduct (“Code of Conduct”), which became effective August 1, 2010 and updated on May 16, 2019, as well as mission (“Mission”), vision (“Vision”) and values (“Values”) statements along with a set of core values, which became effective in June 2011. KEMET’s Mission is to help make the world a better, safer, more connected place to live. KEMET’s Vision is to be the world’s most trusted partner for innovative component solutions. KEMET’s Values embody the key expectations of how our employees should approach the work they do every day: One KEMET, Unparalleled Customer Experience, Ethics and Integrity, Talent Oriented, No Politics, The Math Must Work and Speed. The Code of Conduct and Mission, Vision and Values are applicable to all employees, officers, and directors of the Company. We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or waiver from a provision of our Code of Conduct, Mission, Vision and Values by posting such information on our website at http://www.kemet.com.
In April 2019, the Company published its first CSR, outlining its environmental and social commitments towards all of its stakeholders. Sustainability has been a large part of KEMET's culture for many years, and the new report demonstrates to all stakeholders the Company's policy of conducting business in a responsible way. Sustainability is integrated throughout KEMET's global operations, and the Company has implemented programs worldwide in support of the policy. The CSR highlights these programs, which includes the RBA Code of Conduct, as well as yearly submissions of data to the Carbon Disclosure Project.
KEMET supports the Kisengo Foundation and certain other charitable endeavors in the Democratic Republic of Congo with periodic monetary donations. Funds have been used toward building and supporting a new hospital and school as well as the installation of fresh water wells, solar street lighting, infrastructure improvements and a micro-agriculture project.
Employees
We have approximately 14,350 employees as of March 31, 2019 in the following locations:

Asia	5,700
Mexico	5,600
Europe	1,500
Japan and Korea	900
United States	650
The number of KEMET employees represented by labor organizations in each of the following countries are shown in the table below. Due to the General Data Protection Regulation (“GDPR”) that became effective in May 2018 in the European Union, the Company is not permitted to identify employees represented by labor unions in countries that are part of the European Union.

Mexico	3,737
China	2,511
Vietnam	1,390
Japan	633
Indonesia	319
United States	14
Taiwan	11
In fiscal year 2019, we did not experience any major work stoppages. Our labor costs in Mexico, Asia and various locations in Europe are denominated in local currencies, and a significant depreciation or appreciation of the United States dollar against the local currencies would increase or decrease our labor costs.
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
Factors that may cause actual outcomes and results to differ materially from those expressed in, or implied by, these forward-looking statements include, but are not necessarily limited to, the following: (i) adverse economic conditions could impact our ability to realize operating plans if the demand for our products declines, and such conditions could adversely affect our liquidity and ability to continue to operate and could cause a write down of long-lived assets or goodwill; (ii) an increase in the cost or a decrease in the availability of our principal or single-sourced purchased raw materials; (iii) changes in the competitive environment; (iv) uncertainty of the timing of customer product qualifications in heavily regulated industries; (v) economic, political, or regulatory changes in the countries in which we operate; (vi) difficulties, delays, or unexpected costs in completing the Company’s restructuring plans; (vii) acquisitions and other strategic transactions expose us to a variety of risks, including the ability to successfully integrate and maintain adequate internal controls over financial reporting in compliance with applicable regulations; (viii) our acquisition of TOKIN Corporation may not achieve all of the anticipated results; (ix) our business could be negatively impacted by increased regulatory scrutiny and litigation; (x) difficulties associated with retaining, attracting, and training effective employees and management; (xi) the need to develop innovative products to maintain customer relationships and offset potential price erosion in older products; (xii) exposure to claims alleging product defects; (xiii) the impact of laws and regulations that apply to our business, including those relating to environmental matters, data protection, cyber security and privacy; (xiv) the impact of international laws relating to trade, export controls and foreign corrupt practices; (xv) changes impacting international trade and corporate tax provisions related to the global manufacturing and sales of our products may have an adverse effect on our financial condition and results of operations; (xvi) volatility of financial and credit markets affecting our access to capital; (xvii) default or failure of one or more of our counterparty financial institutions could cause us to incur significant losses; (xviii) the need to reduce the total costs of our products to remain competitive; (xix) potential limitation on the use of net operating losses to offset possible future taxable income; (xx) restrictions in our debt agreements that could limit our flexibility in operating our business; (xxi) failure to maintain effective internal controls over financial reporting; (xxii) service interruption, misappropriation of data, or breaches of security as it relates to our information systems could cause a disruption in our operations, financial losses, and damage to our reputation; (xxiii) economic and demographic experience for pension and other post-retirement benefit plans could be less favorable than our assumptions; (xxiv) fluctuation in distributor sales could adversely affect our results of operations; (xxv) earthquakes and other natural disasters could disrupt our operations and have a material adverse effect on our financial condition and results of operations; and (xxvi) volatility in our stock price.
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
Adverse economic conditions could impact our ability to realize operating plans if the demand for our products declines; and such conditions could adversely affect our liquidity and ability to continue to operate and could cause the write down of long-lived assets or goodwill.
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
Additionally, long-lived assets and intangible assets subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of a long-lived asset or group of assets may not be recoverable. Also, goodwill is reviewed for impairment annually and whenever events or changes in circumstances indicate the carrying amount of goodwill may not be recoverable. In the event the tests show the carrying value of certain long-lived assets, intangible assets, or goodwill are impaired, we would be required to take an impairment charge to earnings under U.S. generally accepted accounting principles. However, such a charge would have no direct effect on our cash. If the economic conditions decline we could incur impairment charges in the future.
An increase in the cost or decrease in the availability of our principal or single-sourced purchased raw materials could adversely affect profitability.
The principal raw materials used in the manufacture of our products include tantalum powder, tantalum ore, palladium, aluminum, silver, copper, nickel and tin. These materials are considered commodities and are subject to price volatility. Additionally, any delays in obtaining raw materials for our products could hinder our ability to manufacture our products, negatively impacting our competitive position and our relationships with our customers.
Tantalum is mined principally in the Democratic Republic of Congo, Australia, Brazil, Canada, Ethiopia, Nigeria, and Rwanda. As a result of our tantalum vertical integration program which began in fiscal year 2012, we have reduced our exposure to price volatility and supply uncertainty in the tantalum supply chain. Our tantalum ore supply requirements are now met through our direct sourcing partners of conflict free tantalum, which is then processed into the intermediate product potassium heptafluorotantalate (commonly known as K-salt) at our own facility in Mexico or at third party locations, before final processing into tantalum powder at KBP operations in Carson City, Nevada or Matamoros, Mexico. Price increases for tantalum ore, or for the remaining tantalum powder that we source from third parties, could impact our financial performance as we may not be able to pass all such price increases on to our customers.
Silver and aluminum have generally been available in sufficient quantities, and we believe there are enough suppliers from which we can purchase our requirements. An increase in the price of silver and aluminum that we are unable to pass on to our customers, could, however, have an adverse effect on our profitability.
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
We may experience difficulties, delays or unexpected costs in completing our restructuring plans and may not realize all of the expected benefits from our restructuring plans.
We may not realize, in full or in part, the anticipated benefits of our restructuring plans without encountering difficulties, which may include complications in the transfer of production knowledge, loss of key employees and/or customers, the disruption of ongoing business, possible inconsistencies in standards, controls and procedures and potential difficulty in meeting customer demand in the event the market dramatically improves. We are a party to collective bargaining agreements in certain jurisdictions in which we operate, which could potentially prevent or delay execution of parts of our restructuring plans.
Acquisitions and other strategic transactions expose us to a variety of operational and financial risks.
Our ability to realize the anticipated benefits of acquisitions depends, to a large extent, on our ability to integrate the acquired companies with our own. Our management devotes significant attention and resources to these efforts, which may disrupt the business of each of the companies involved and, if executed ineffectively, could preclude realization of the full benefits we expect. Failure to realize the anticipated benefits of our acquisitions could cause an interruption of, or a loss of momentum in, the operations of the acquired company. In addition, the efforts required to realize the benefits of our acquisitions may result in material unanticipated problems, expenses, liabilities, competitive responses, loss of customer relationships, the diversion of management’s attention, and may cause our stock price to decline.
Management is responsible for establishing and maintaining adequate internal control over financial reporting and failure to timely integrate acquired businesses into our Company’s operating and internal control structures may increase the risk of failure to prevent misstatements in their financial records and in our consolidated financial statements.
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
The growth of our Company and our expansion into a variety of new products expose us to a variety of new regulatory issues, and we have experienced increased regulatory scrutiny as we have grown. We are subject to various federal, foreign and state laws, including antitrust laws, violations of which can involve civil or criminal sanctions. Furthermore, as a result of our acquisition of TOKIN, we assumed all liabilities assessed against TOKIN that may arise as a result of litigation to which TOKIN is a party. Refer to “Item 3. Legal Proceedings” for a summary of the Company's material litigation and investigations. The impact of these proceedings could have a material adverse effect on our financial position, liquidity, and results of operations.
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
While most of the fundamental technologies used in the passive components industry have been available for a long time, the market is nonetheless characterized by rapid changes in product designs and technological advances allowing for better performance, smaller size and/or lower cost. New applications are frequently found for existing technologies, and new technologies occasionally replace existing technologies for some applications or create new business opportunities in other areas of application. We believe successful innovation is critical for maintaining profitability to offset potential erosion of selling prices for existing products and to ensure the flow of new products and robust manufacturing processes that will keep us at the forefront of our customers’ product designs. Non-customized products are especially vulnerable to price pressure, but customized products have also experienced price pressure in recent years. Developing and marketing new products requires start-up costs that may not be recouped if these products or production techniques are not successful. There are numerous risks inherent in product development, including the risks we will be unable to anticipate the direction of technological change or we will be unable to develop and market new products and applications in a timely fashion to satisfy customer demands. If this occurs, we could lose customers and experience adverse effects on our results of operations.
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
Our insurance program may not be adequate to cover all liabilities arising out of product defect claims and, at any time, insurance coverage may not be available on commercially reasonable terms or at all. If liability coverage is insufficient, a product defect claim could result in liability to us, which could materially and adversely affect our results of operations or financial condition. Even if we have adequate insurance coverage, product defect claims, or recalls could result in negative publicity or force us to devote significant time and attention to those matters.
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
The SEC requires issuers for whom tantalum, tin, tungsten and gold are necessary to the functionality or production of a product manufactured, or contracted to be manufactured, by such person to conduct certain diligence procedures and make certain disclosures annually regarding whether any of those minerals originated in the Democratic Republic of Congo or an adjoining country. As defined by the SEC, tantalum, tin, tungsten and gold are commonly referred to as “conflict minerals” or “3TG”. If an issuer’s conflict minerals originated in those countries, the rule requires the issuer to submit a report to the SEC that includes a description of the measures it took to exercise due diligence on the conflict minerals’ source and chain of custody. We use tantalum, tin and, to a lesser degree, other of the 3TG minerals in our production processes and in our products. We have exercised due diligence on the source and chain of custody during the reporting period and, as required under the rule, have disclosed a description of these measures and certain of our findings in a special disclosure on Form SD. Disclosure in accordance with the rule may cause changes to the pricing of 3TG minerals, which could adversely affect our profitability. In addition, it is possible some of our disclosures pursuant to the rule related to our inquiries and supply chain custody diligence could cause reputational harm and cause the company to lose customers or sales.
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
We must comply with all applicable export control laws and regulations of the United States and other countries. United States laws and regulations applicable to us include the Arms Export Control Act, the International Traffic in Arms Regulations (“ITAR”), the Export Administration Regulations (“EAR”) and the trade and trade sanctions laws and regulations administered by the Office of the United States Trade Representative (“OFTR”) and the United States Department of the Treasury’s Office of Foreign Assets Control (“OFAC”). The import and export of our products from each of our United States and international manufacturing facilities and distribution hubs are subject to international trade agreements, the modification or repeal of which could impact our business. We must comply with the requirements of OFTR and non-U.S. trade representative offices to benefit from existing trade agreements. EAR restricts the export of dual-use products and technical data to certain countries, while ITAR restricts the export of defense products, technical data and defense services. The U.S. government agencies responsible for administering EAR and ITAR have significant discretion in the interpretation and enforcement of these regulations. We also cannot provide services to certain countries subject to United States trade sanctions unless we first obtain the necessary authorizations from OFAC. In addition, we are subject to the Foreign Corrupt Practices Act and other anti-bribery laws that, generally, bar bribes or unreasonable gifts to foreign governments or officials.
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
Default by or failure of one or more of our counterparty financial institutions could cause us to incur significant losses.
As part of our hedging activities, we enter into transactions involving derivative financial instruments with a financial institution. In addition, we have significant amounts of cash, cash equivalents and other investments on deposit or in accounts with banks or other financial institutions in the United States and abroad. As a result, we are exposed to the risk of default by or failure of counterparty financial institutions. The risk of counterparty default or failure may be heightened during economic downturns and periods of uncertainty in the financial markets. If one of our counterparties were to become insolvent or file for bankruptcy, our ability to recover losses incurred as a result of default or to retrieve our assets that are deposited or held in accounts with such counterparty may be limited by the counterparty's liquidity or the applicable laws governing any related financial institution's insolvency or bankruptcy proceedings. In the event of default by or failure of one or more of our counterparties, we could incur significant losses, which could negatively impact our results of operations and financial condition.
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
In addition to the general limitations on the carryback and carryforward of net operating losses under Section 172 of the Internal Revenue Code (the “Code”), Section 382 of the Code imposes further limitations on the utilization of net operating losses by a corporation following ownership changes which result in more than a 50-percentage point change in ownership of a corporation within a three-year period. If Section 382 applies, the post-ownership change utilization of our net operating losses may be subject to limitation for federal income tax purposes related to regular and alternative minimum tax. While we do not believe we have experienced an ownership change to date, the application of Section 382 of the Code now or in the future could limit a substantial part of our future utilization of available net operating losses. Such limitation could require us to pay substantial additional income taxes and adversely affect our liquidity and financial position.
Even if we have not experienced an ownership change to date, we could experience an ownership change in the near future if there are significant purchases of our common stock or other events outside our control.
Our debt agreements contain restrictions that could limit our flexibility in operating our business.
Our debt agreements contain various covenants that, subject to exceptions, may limit our ability to, among other things: incur additional indebtedness; create liens on assets; make capital expenditures; engage in mergers, consolidations, liquidations and dissolutions; sell assets (including pursuant to sale leaseback transactions); pay dividends and distributions on or repurchase capital stock; make investments (including acquisitions), loans, or advances; prepay certain junior indebtedness; engage in certain transactions with affiliates; enter into restrictive agreements; amend material agreements governing certain junior indebtedness; and change lines of business. The agreement governing our revolving credit facility also includes a fixed charge coverage ratio covenant that we must satisfy if an event of default occurs or in the event we do not meet certain excess availability requirements under our revolving credit facility. Our ability to comply with these covenants is dependent on our future performance, which may be subject to many factors, some of which are beyond our control.

Our controls and procedures may fail or be circumvented, which may result in a material adverse effect on our business, financial condition, and results of operations.
Management regularly reviews and updates our internal controls, disclosure controls and procedures, and corporate governance policies and procedures. Any system of controls, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, not absolute, assurance that the objectives of the system are met. Any failure or circumvention of the controls and procedures or failure to comply with regulations related to controls and procedures could have a material adverse effect on our business, results of operations and financial condition.
As disclosed in Part II - Item 9A. “Controls and Procedures” of this Form 10-K in the section “Management’s Report on Internal Control Over Financial Reporting,” a material weakness was identified in our internal control over financial reporting resulting from certain control deficiencies in our internal control over financial reporting pertaining to the initiation and recording of net sales and accounts receivable, net at March 31, 2019. The specific issues leading to these conclusions are described in that section. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis.
The material weakness identified in Item 9A did not result in any misstatement of the Company’s Consolidated Financial Statements for any period presented. The Company has already commenced efforts to remediate the material weakness and expects for the material weakness to be remediated this year. However, our remedial measures to address the material weakness may be insufficient and we may in the future discover areas of our internal controls that need improvement. Failure to maintain effective controls or to timely implement any necessary improvement of our internal and disclosure controls could, among other things, result in losses from errors, harm our reputation or cause investors to lose confidence in the reported financial information, all of which could have a material adverse effect on our results of operations and financial condition.
If we are unable to protect our information systems against service interruption, misappropriation of data, or breaches of security, our operations could be disrupted, we may suffer financial losses, and our reputation may be damaged.
As a global company we rely on networks and information systems and other technology (“information systems”), including the internet and third-party hosted services, to support our business. Any inability to successfully manage the procurement, development, implementation, execution or maintenance of our information systems, including matters related to system and data security, reliability, compliance or performance could have an adverse effect on our business including our results of operation and timeliness of financial reporting.
Because information systems are critical to many of the Company's operating activities, our business may be impacted by system shutdowns, service disruptions or security breaches. These incidents may be caused by failures during routine operations such as system upgrades or by user errors, as well as network or hardware failures, malicious or disruptive software, unintentional or malicious actions of employees or contractors, cyberattacks by common hackers, criminal groups or nation-state organizations or social-activist (hacktivist) organizations, geopolitical events, natural disasters, failures or impairments of telecommunications networks, or other catastrophic events. In addition, such incidents could result in unauthorized or accidental disclosure of material confidential information of the Company or its customers, or regulated individual personal data. If our information systems suffer severe damage, disruption or shutdown and our business continuity plans do not effectively resolve the issues in a timely manner, we could experience delays in reporting our financial results, and we may lose revenue and profits as a result of our inability to timely manufacture, distribute, invoice and collect payments for products. The loss or disclosure of misappropriated confidential information could have the following implications: loss of intellectual property, disruption to key business operations, and diversion of management’s attention from key business operations and key informational technology resources. The Company could also be required to spend significant financial and other resources to remedy the damage caused by a security breach or to repair or replace networks and information systems
In addition, we are subject to federal defense procurement regulations relating to the effectiveness of our cybersecurity operations, and to laws, rules, and regulations in the U.S., U.K., European Union, and other countries relating to the collection, use, and security of user data. Our ability to execute transactions and to possess and use personal information and data in conducting our business subjects us to legislative and regulatory burdens that may require us to notify vendors, customers, or employees of a data security breach, potentially damaging our brand and reputation. If we fail to comply with applicable federal, state, or international cybersecurity, privacy-related, or data protection laws or regulations, we may incur a loss of business (including defense-related business) and/or penalties or significant legal liability or be subject to proceedings by government entities.
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
From time-to-time, if end customer demand decreases, our sales to distributors also decrease while the distributors reduce their inventory levels. In addition, a single customer, a distributor, accounted for over 10% of our net sales in fiscal years 2019, 2018 and 2017. If our relationship with this customer were to terminate, we would need to determine alternative means of delivering our products to the end-customers served by it.
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
ITEM 1B.    UNRESOLVED STAFF COMMENTS.
None.

ITEM 2.    PROPERTIES.
We are headquartered in Fort Lauderdale, Florida, and, as of March 31, 2019, we had 23 manufacturing plants located in North America, Europe and Asia. Our manufacturing and research facilities include approximately 4.9 million square feet of floor space and use proprietary manufacturing processes and equipment.
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
We believe substantially all of our property and equipment is in good condition, and overall, we have sufficient capacity to meet our current and projected manufacturing and distribution needs.    The following table provides certain information regarding our principal facilities:

Location	Square Footage (in thousands)	Type of Interest	Description of Use
Fort Lauderdale, Florida, U.S.A	61	Leased	Headquarters
Solid Capacitor Reportable Segment
Simpsonville, South Carolina, U.S.A.	382	Owned	Innovation Center, Advanced Tantalum Manufacturing
Matamoros, Mexico	286	Owned	Manufacturing
Monterrey, Mexico (1)	532	Owned	Manufacturing
Suzhou, China (1)	353	Leased	Manufacturing
Ciudad Victoria, Mexico	265	Owned	Manufacturing
Carson City, Nevada, U.S.A.	87	Owned	Manufacturing
Nyuzen, Toyama, Japan	209	Owned	Manufacturing and Innovation Center
Chachoengsao, Thailand	170	Owned	Manufacturing
Film and Electrolytic Reportable Segment
Evora, Portugal	233	Owned	Manufacturing and Innovation Center
Skopje, Macedonia	126	Owned	Manufacturing
Granna, Sweden	132	Owned	Manufacturing
Suomussalmi, Finland	56	Leased	Manufacturing
Batam, Indonesia	68	Owned	Manufacturing
Kyustendil, Bulgaria (2)	86	(2)	(2)
Pontecchio, Italy	226	Owned	Manufacturing and Innovation Center
Anting, China (3)	73	(3)	(3)
Farjestaden, Sweden	28	Leased	Manufacturing and Innovation Center
Electro-Magnetic, Sensors, and Actuators Segment Reportable Segment
Shiroishi, Miyagi, Japan	524	Owned	Manufacturing
Sendai, Miyagi, Japan	378	Owned	Manufacturing and Innovation Center
Bien Hoa City, Dong Nai Province, Vietnam	174	Owned	Manufacturing
Xiamen, China	432	Owned	Manufacturing
_______________________________________________________________________________
(1) Includes two manufacturing facilities.
(2) Includes one owned manufacturing facility and one leased warehouse facility.
(3) Includes one owned manufacturing facility and one leased manufacturing facility.

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
As previously reported, KEMET and KEC, along with more than 20 other capacitor manufacturers and subsidiaries (including TOKIN, as described below), are defendants in a purported antitrust class action complaint, In re: Capacitors Antitrust Litigation, No. 3:14-cv-03264-JD, filed on December 4, 2014 with the United States District Court, Northern District of California (the “U.S. Class Action Complaint”). The complaint alleges a violation of Section 1 of the Sherman Act, for which it seeks injunctive and equitable relief and money damages. The complaint is currently nearing the end of the expert merits discovery phase. In addition, KEMET and KEC, along with more than 20 other capacitor manufacturers and subsidiaries, have been named as defendants in two suits by plaintiffs who have chosen not to participate in the U.S. Class Action Complaint (collectively with the U.S. Class Action Complaint, the “U.S. Complaints”): AASI Beneficiaries’ Trust v. AVX Corporation, et al., filed on August 29, 2016 in the United States District Court, Southern District of Florida, and Benchmark Electronics, Inc., et al. v. AVX Corporation, et al., filed on April 18, 2017 in the United States District Court, Southern District of Texas. The AASI and Benchmark complaints allege generally the same violations as the U.S. Class Action Complaint.
In addition, as previously reported, KEMET and KEC, along with certain other capacitor manufacturers and subsidiaries (including TOKIN, as described below), were named as defendants in several additional suits that were filed in Canada (collectively, the “Canadian Complaints”): Badamshin v. Panasonic Corporation, et al., filed August 6, 2014 in the Superior Court, Province of Quebec, District of Montreal; Herard v. Panasonic Corporation, et al., filed August 6, 2014 in the Superior Court, Province of Quebec, District of Montreal; Cygnus Electronics Corporation v. Panasonic Corporation, et al., filed August 6, 2014 in the Superior Court of Justice, Province of Ontario; LeClaire v. Panasonic Corporation, et al., filed August 6, 2014 in the Superior Court, Province of Quebec, District of Montreal; Taylor v Panasonic Corporation, et al., filed August 11, 2014 in the Superior Court of Justice, Province of Ontario; Ramsay v. Panasonic Corporation, et al., filed August 14, 2014 in the Supreme Court, Province of British Columbia; Martin v. Panasonic Corporation, et al., filed September 25, 2014 in the Superior Court, Province of Quebec, District of Montreal; Parikh v. Panasonic Corporation, et al., filed October 3, 2014 in the Superior Court of Justice, Province of Ontario; Fraser v. Panasonic Corporation, et al., filed October 3, 2014 in the Court of Queen’s Bench, Province of Saskatchewan; Pickering v. Panasonic Corporation, et al., filed October 6, 2014 in the Supreme Court, Province of British Columbia; McPherson v Panasonic Corporation et al., filed on November 6, 2014 in the Court of Queen’s Bench, Province of Manitoba; and Allott v AVX Corporation, et al., filed on May 13, 2016 in the Superior Court of Justice, Province of Ontario. The Canadian Complaints generally allege the same unlawful acts as in the U.S. Complaints, assert claims under Canada’s Competition Act as well as various civil and common law causes of action, and seek injunctive and equitable relief and money damages.
There have been no material updates to the proceedings described in the immediately preceding paragraph except that the claims against KEMET and KEC in Leclaire were dismissed on December 6, 2018. In addition, Parikh and Taylor have been stayed in favor of Cygnus, and Badamshin, Martin and Herard have been stayed in favor of LeClaire. Further, on November 18, 2018, the Ontario Supreme Court of Justice temporarily stayed Cygnus pending the outcome of a matter on appeal concerning class certification, and the Ramsay plaintiffs voluntarily suspended that proceeding until class certification for Cygnus has been determined.
Except for the TOKIN accrual described below and certain attorneys’ fees, the Company has not recorded any accrual concerning the U.S. Complaints and the Canadian Complaints.
TOKIN-Specific Legal Proceedings
In July 2013, TOKIN was named as one of eight defendants in two purported U.S. class action antitrust lawsuits (In Re: Lithium Ion Batteries Antitrust Litigation, 13-MD-02420-YGR, United States District Court, Northern District of California) (the “Battery Class Action Suits”) regarding the sale of lithium ion batteries brought on behalf of direct product purchasers and indirect product purchasers. On March 2, 2018, TOKIN entered into a settlement agreement, which, subject to court approval, provides for the release of TOKIN and its subsidiaries from claims asserted in the Battery Class Action Suits, in consideration of which, TOKIN agreed to pay $2.0 million to the settlement class of indirect product purchasers. TOKIN paid the settlement amount into an escrow account on January 25, 2019. On May 16, 2018, the Court granted final approval to a settlement agreement by which, in consideration of the release of TOKIN and its subsidiaries from claims asserted in the Battery Class Action Suits, TOKIN agreed to pay $4.95 million to the settlement class of direct product purchasers. Prior to final court approval, TOKIN had paid the settlement amount into an escrow account on January 18, 2018.

Beginning in March 2014, TOKIN and certain of its subsidiaries received inquiries, requests for information and other communications from government authorities in China, the United States, the European Commission, Japan, South Korea, Taiwan, Singapore, and Brazil concerning alleged anti-competitive activities within the capacitor industry.
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
On December 9, 2015, the Taiwan Fair Trade Commission (“TFTC”) publicly announced that TOKIN would be fined 1.2 billion New Taiwan dollars (“NTD”) (approximately $39.5 million) for violations of the Taiwan Fair Trade Act. Subsequently, the TFTC indicated the fine would be reduced to NTD 609.1 million (approximately $19.8 million). In February 2016, TOKIN commenced an administrative suit in Taiwan, challenging the validity of the amount of the fine. On August 23, 2018, the Taipei High Administrative Court revoked the TFTC decision, finding that the decision had been time-barred by applicable statute. On September 21, 2018, the TFTC filed an appeal against the High Administrative Court's decision. Payment of the TFTC fine is not stayed during the administrative appeals; TOKIN has made installment payments of the fine aggregating to approximately NTD 152.3 million (approximately $4.9 million) as of March 31, 2019.
On March 29, 2016, the Japan Fair Trade Commission published an order by which TOKIN was fined JPY 127.2 million (approximately U.S. $1.1 million) for violation of the Japanese Antimonopoly Act. Payment of the fine was made on October 31, 2016.
On July 15, 2016, TOKIN entered into definitive settlement agreements in two antitrust suits filed with the United States District Court, Northern District of California as In re: Capacitors Antitrust Litigation, No. 3:14-cv-03264-JD (the “Capacitor Class Action Suits”). Pursuant to the terms of the settlement, in consideration of the release of TOKIN and its subsidiaries (including TOKIN America, Inc.) from claims asserted in the Capacitor Class Action Suits, TOKIN will pay an aggregate $37.3 million to a settlement class of direct purchasers of capacitors and a settlement class of indirect purchasers of capacitors. Each of the respective class payments is payable in five installments, four of which were paid on or before the respective due dates of July 29, 2016, May 15, 2017, May 15, 2018, and May 15, 2019. The final payment is due by December 31, 2019.
On July 27, 2016, Brazil’s Administrative Council for Economic Defense approved a cease and desist agreement with TOKIN in which TOKIN made a financial contribution of Brazilian Real 0.6 million (approximately $0.2 million) to Brazil’s Fund for Defense of Diffuse Rights.
On March 21, 2018, the European Commission announced a decision by which TOKIN was fined EUR 8.8 million directly (approximately $10.3 million) and EUR 5.0 million (approximately $5.9 million) jointly and severally with NEC Corporation, for violation of the competition laws of the European Union. Payment of the fines were made on June 28, 2018. On June 4, 2018, TOKIN filed an appeal with the General Court of the European Union, seeking annulment and/or reduction of the fines.
As noted above, TOKIN, along with KEMET and certain of its other subsidiaries, were named as defendants in the Canadian Complaints. On May 30, 2018, TOKIN entered into definitive settlement agreement with the plaintiffs in the Canadian Complaints Pursuant to the terms of the settlement, in consideration of the release of TOKIN and its subsidiaries (including TOKIN America, Inc.) from claims asserted in the Canadian Complaints, TOKIN paid CAD 2.9 million (approximately $2.2 million) to a settlement class of purchasers of aluminum and tantalum electrolytic capacitors and purchasers of products containing such capacitors. The settlement payment was made on June 27, 2018. The settlement agreement has been approved by the Quebec and Ontario courts; approval by the Supreme Court of British Columbia is pending.
On November 30, 2018, the Korean Fair Trade Commission (“KFTC”) notified TOKIN of its decision to impose an administrative fine on TOKIN of KRW 8.1 billion (approximately $7.2 million) for violation of South Korea's Monopoly Regulation and Fair Trade Law. TOKIN filed its appeal of the KFTC's decision with the Seoul High Court on December 28, 2018. Payment of the fine is not stayed during appeal; TOKIN paid the full fine amount on February 1, 2019.
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

As of March 31, 2019, TOKIN’s accrual for antitrust and civil litigation claims totaled $37.7 million which is stated in the following line items, “Account payable” ($15.0 million), “Accrued expenses” ($9.5 million) and “Other non-current obligations” ($13.2 million) on the Consolidated Balance Sheets. This amount includes the best estimate of losses which may result from the ongoing antitrust investigations, civil litigation and claims. However, the actual outcomes could differ from what has been accrued.
ITEM 4.    MINE SAFTETY DISCLOSURES.
Not applicable.
ITEM 4A.    INFORMATION ABOUT OUR EXECUTIVE OFFICERS
The name, age, business experience, positions and offices held, and period served in such positions or offices for each of the executive officers and certain key employees of the Company are listed below. There are no family relationships among our executive officers and directors or any other arrangement or understanding pursuant to which any person was selected as an officer.

Name	Age	Position	Years with Company
William M. Lowe, Jr.	66	Chief Executive Officer and Director	11
Gregory C. Thompson	63	Executive Vice President and Chief Financial Officer	—
Charles C. Meeks, Jr.	57	Executive Vice President, Solid Capacitors-Tantalum	35
Shigenori (Sean) Oyama	62	Executive Vice President, Magnetics, Sensors, and Actuators	37
R. James Assaf	59	Senior Vice President, General Counsel and Secretary	11
Claudio Lollini	39	Senior Vice President of Global Sales and Marketing	14
Stefano Vetralla	56	Senior Vice President and Chief Human Resources Officer	11
Susan B. Barkal	56	Senior Vice President Quality, Chief Compliance Officer and Chief of Staff	19
Dr. Phillip M. Lessner	60	Senior Vice President and Chief Technology Officer	23
Andreas Meier	51	Senior Vice President, Film and Electrolytic	21
Robert S. Willoughby	58	Senior Vice President, Solid Capacitors-Ceramics	33
Michael L. Raynor	53	Vice President and Corporate Controller	12
Richard J. Vatinelle	55	Vice President and Treasurer	6
Executive Officers
William M. Lowe, Jr., Chief Executive Officer and Director, was named such in December 2018. Mr. Lowe joined KEMET in July 2008 as its Executive Price President and Chief Financial Officer. Before joining KEMET, Mr. Lowe was the Vice President, Chief Operating Officer and Chief Financial Officer of Unifi, Inc., a producer and processor of textured synthetic yarns from January 2004 to October 2007. Prior to holding that position, he was Executive Vice President and Chief Financial Officer for Metaldyne, an automotive components manufacturer. He also held various financial management positions with ArvinMeritor, Inc., a premier global supplier of integrated automotive components. He received his B.S. degree in business administration with a major in accounting from Tri-State University and was certified as a Certified Public Accountant in the state of Ohio (current license status inactive).
Gregory C. Thompson, Executive Vice President and Chief Financial Officer, joined KEMET in such capacity in December 2018. Earlier that month, Mr. Thompson joined KEMET as its Executive Vice President-Finance. Mr. Thompson previously served as Executive Vice President of Axiall Corporation, a Delaware corporation, from July 2015 until October 2016 and Chief Financial Officer from February 2008 until October 2016. Before beginning at Axiall in 2008, Mr. Thompson served as the Senior Vice President and Chief Financial Officer of Invacare Corporation, a medical equipment manufacturer. Prior thereto, he served in various financial management positions with Sensormatic Electronics Corporation, Wang Laboratories, Inc. and Price Waterhouse. He is a Certified Public Accountant and is a Member of the American Institute of Certified Public Accountants. He holds a Bachelor of Science degree in Accounting from Virginia Tech.
Charles C. Meeks, Jr., Executive Vice President, Solid Capacitors-Tantalum, was named such in July 2017. He joined KEMET in December 1983 in the position of Process Engineer, and has held various positions of increased responsibility including the positions of Plant Manager and Director of Operations, Ceramic Product Line. He was named Vice President, Ceramic Product Line in June 2005, Senior Vice President, Ceramic Product Line in October 2007, Senior Vice President, Ceramic and Film and Electrolytics in March 2010, Executive Vice President Ceramic and Film and Electrolytics in May 2011,

and Executive Vice President, Solid Capacitors in July 2017 prior to his appointment to his current position. In addition, since January 2000, Mr. Meeks has served as President of Top Notch Inc., a private company that offers stress management therapy services. Mr. Meeks received a Masters of Business Administration degree and a Bachelor of Science degree in Ceramic Engineering from Clemson University.
Shigenori (Sean) Oyama, Executive Vice President, Magnetics, Sensors, and Actuators, was named such in July 2017 after the Company's acquisition of TOKIN. Mr. Oyama joined TOKIN in 1982. He moved to California in 1989 and held various management roles in Field Application Engineering, Sales and Marketing at TOKIN America Inc. Mr. Oyama returned to TOKIN Japan and was appointed General Manager of Product Marketing for Energy Devices in 2003, General Manager and Vice President for the EMC Division in 2005, Senior Vice President of all Business Groups in 2010, followed by his appointment to President of TOKIN in 2012. Mr. Oyama holds a B.S. degree in Electrical Engineering from Tohoku University.
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
Claudio Lollini, Senior Vice President of Global Sales and Marketing, was named such in July 2015. He joined KEMET in October 2007 through the Company’s acquisition of Arcotronics Italia S.p.A., where he served as Manager, Sales-Greater China. Mr. Lollini was appointed Director of Product Management for Film and Electrolytic in January 2009, Director of Sales Taiwan in June 2012, and Vice President, Sales-Asia Pacific in May 2013 prior to his appointment to his current position. Mr. Lollini holds a Bachelor of Science degree in Engineering Management from the University of Bologna and a Master of Business Administration from the Kellogg School of Management and is a 2011 graduate of the KEMET Leadership Forum.
Stefano Vetralla, Senior Vice President and Chief Human Resources Officer, was named such in July 2015. He joined KEMET in May 2008 as Director-HR, Film and Electrolytic Business Group. Mr. Vetralla was appointed Director-HR, Global Sales and Film and Electrolytic Business Group in January 2011; Senior Director HR, Global Sales and Film and Electrolytic Business Group in January 2012; Senior Director-HR, Field in September 2012; Vice President-Global HR Operations in September 2013; and Vice President-Global HR and Chief Human Resources Officer in May 2014 prior to his current appointment. Prior to KEMET, he held Human Resources positions of increasing responsibility in international corporations including Hewlett-Packard Company, 3Com Corporation and Telindus /Belgacom. Mr. Vetralla holds a Law Degree from the State University of Milan and is a 2011 graduate of the KEMET Leadership Forum.
Robert S. Willoughby, Senior Vice President, Solid Capacitors-Ceramics, was named such in July 2017. He joined KEMET in December 1985 and has held positions of increasing responsibility within Diagnostic, Quality, New Product and Process Engineering. Mr. Willoughby served as Director-Ceramic Operations from July 2007 until March 2010; served as Vice President of Operations-Film and Electrolytic Business Unit from March 2010 until May 2013; served as Vice President, Film and Electrolytic Business Group from May 2013 through December 2014; and served as Senior Vice President-Film and Electrolytic Business Group from January 2015 through April 2016. Mr. Willoughby was named Senior Vice President-Global Supply Chain in May 2016, prior to his appointment to his current position. He holds a Bachelor of Science degree in Industrial Engineering from Clemson University and is a 2007 graduate of the KEMET Leadership Forum.
Other Key Employees
Susan B. Barkal, Senior Vice President Quality, Chief Compliance Officer and Chief of Staff, was named such in February 2014. Ms. Barkal joined KEMET in November 1999 and has served as Quality Manager for the Tantalum Business Group (now a part of Solid Capacitors), Technical Product Manager for all Tantalum product lines and Director of Tantalum Product Management. Ms. Barkal was appointed Vice President of Quality and Chief Compliance Officer in December 2008 prior to her appointment to her current position. Ms. Barkal holds a B.S. degree in Chemical Engineering from Clarkson University, a Master of Science degree in Mechanical Engineering from California Polytechnic University and is a 2007 graduate of the KEMET Leadership Forum.
Dr. Philip M. Lessner, Senior Vice President and Chief Technology Officer, was named such in February 2014. He joined KEMET in March 1996 as a Technical Associate in the Tantalum Technology Group. He has held several positions of increasing responsibility in the Technology and Product Management areas including Senior Technical Associate, Director Tantalum Technology, Director Technical Marketing Services and Vice President Tantalum Technology. Dr. Lessner was named

Vice President, Chief Technology Officer and Chief Scientist in December 2006, Senior Vice President, Chief Technology Officer and Chief Scientist in May 2011 and Senior Vice President and Chief Technology and Marketing Officer in November 2012 prior to his appointment to his current position. Dr. Lessner received a PhD in Chemical Engineering from the University of California, Berkeley and a B.S. in Chemical Engineering from Cooper Union.
Andreas Meier, Senior Vice President-Film and Electrolytic, was named such in May 2016. Mr. Meier joined KEMET in January 1998 and has held several positions of increasing responsibility in the Sales and Product Management areas. Mr. Meier was named Vice President-Product Management, Film and Electrolytics in January, 2010 and Vice President, Sales-EMEA in December, 2012 prior to his appointment to his current position. Mr. Meier holds a degree in Electronic Engineering from the University of Paderborn in Germany.
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
Richard J. Vatinelle, Vice President and Treasurer, was named such in March 2014. Mr. Vatinelle joined the Company in November 2012 as Controller-Tantalum Business Group. Prior to joining KEMET, Mr. Vatinelle served for two years as Regional Controller-Latin America for Leo Pharma A/S, a global manufacturer of pharmaceutical products. From 2007 to 2009 he served as Director of Finance, Policies and Reporting, for Stiefel Laboratories, a pharmaceutical company specialized in dermatology. Mr. Vatinelle’s career in finance includes eight years with Conagra Foods Inc., where he held various international finance roles, and eleven years with Banque Sudameris, an international banking group where he began his career. Mr. Vatinelle holds a Bachelor of Science degree in Finance and International Management from Georgetown University and is a 2015 graduate of the KEMET Leadership Forum.

PART II
ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Market for Common Stock of the Company
Our common stock trades on the NYSE under the ticker symbol “KEM.” We had 72 stockholders of record as of May 27, 2019.
Dividend Policy
Between the date of our initial public offering in October 1992 and until fiscal year 2019, we had not declared or paid any cash dividends on our common stock. Beginning in the third quarter of fiscal year 2019, we announced our intention to pay regular quarterly cash dividends to holders of our common stock. Cash dividends of $0.05 per share were paid to holders of our common stock during the third and fourth quarters of fiscal year 2019. On May 16, 2019, the Company announced a cash dividend of $0.05 per share of the Company's common stock. Payment will be made on June 10, 2019 to shareholders of record at the close of business on May 30, 2019.
Any future determination to pay dividends will be at the discretion of our Board and will depend upon, among other factors, the capital requirements, operating results, and our financial condition. In addition, under the terms of the Revolving Line of Credit (as hereinafter defined), we are restricted from paying cash dividends in an amount greater than $15.0 million in the aggregate per year.

PERFORMANCE GRAPH
The following graph compares our cumulative total stockholder return for the past five fiscal years, beginning on March 31, 2014, with the Russell 3000 and a peer group (the “Peer Group”) comprised of certain companies which we consider to be peers because they either manufacture capacitors or other electronic components, or compete in the same market segments in which we compete. The Peer Group is comprised of AVX Corporation, Littelfuse, Inc., and Vishay Intertechnology, Inc.

*$100 invested on March 31, 2014 in stock or index, including reinvestment of dividends
RETURNS
Years Ending March 31,

	2014	2015	2016	2017	2018	2019
KEMET Corporation	$100.00	$71.26	$33.22	$206.54	$312.05	$293.77
Russell 3000	100.00	120.53	132.33	128.45	149.09	166.05
Peer Group	100.00	104.50	109.80	146.25	182.00	170.47

Unregistered Sales of Equity Securities
We did not sell any of our equity securities during fiscal year 2019 that were not registered under the Securities Act of 1933, as amended (the “Securities Act”).

Repurchase of Equity Securities
The following table provides information relating to our purchase of shares of our common stock during the quarter ended March 31, 2019:

Periods	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	(d) Maximum Number of Shares that may yet be Purchased Under the Plan or Programs (2)
January 1 to January 31, 2019	—	$—	—	—
February 1 to February 28, 2019	447	18.31	—	—
March 1 to March 31, 2019	21,190	17.51	—	—
Total for Quarter Ended March 31, 2019	21,637	$17.53
_______________________________________________________________________________
(1) Represents shares withheld by the Company upon vesting of restricted stock to pay taxes due. The Company does not currently have a publicly announced share repurchase plan or program.
(2) The Company does not currently have a publicly announced share repurchase plan or program.
Equity Compensation Plan Disclosure
The following table summarizes equity compensation plans approved by stockholders and equity compensation plans that were not approved by stockholders as of March 31, 2019:

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by stockholders	1,962,361(1)	$6.37	4,284,048
Equity compensation plans not approved by stockholders	—	—	—
Total	1,962,361	$6.37	4,284,048
_______________________________________________________________________________
(1) Includes 419,985 shares subject to outstanding LTIP Awards (time-based), 208,442 shares subject to outstanding LTIP Awards (performance-based) and 1,178,817 outstanding non-vested restricted shares of Common Stock; the weighted-average exercise price does not take into account these shares as they have no exercise price.

ITEM 6.    SELECTED FINANCIAL DATA.
The following table summarizes our selected historical consolidated financial information for each of the last five years. The selected financial information under the captions “Summary of Operations,” “Per Share Data,” “Balance Sheet Data,” and “Other Data” shown below has been derived from our audited Consolidated Financial Statements. This table should be read in conjunction with other consolidated financial information of KEMET, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements, included elsewhere herein. The data set forth below may not be indicative of our future financial condition or results of operations (see Item 1A, “Risk Factors”) (amounts in thousands except per share amounts):

	Fiscal Years Ended March 31,
	2019	2018	2017	2016	2015
Summary of Operations:
Net sales (1)	$1,382,818	$1,200,181	$757,338	$734,823	$823,192
Operating income (1)	200,849	112,852	34,968	33,833	23,832
Interest income	(2,035)	(809)	(24)	(14)	(15)
Interest expense	21,239	32,882	39,755	39,605	40,701
Income (loss) from continuing operations (1)	206,587	254,127	47,157	(53,629)	(19,522)
Income from discontinued operations, net of income tax expense (benefit)	—	—	—	—	5,379
Net income (1)	206,587	254,127	47,157	(53,629)	(14,143)
Per Share Data (1):
Net income (loss) from continuing operations per basic share	$3.57	$4.81	$1.01	$(1.17)	$(0.43)
Net income from discontinued operations, net of income tax expense (benefit) per basic share	—	—	—	—	0.12
Net income (loss) per basic share	3.57	4.81	1.01	(1.17)	(0.31)
Net income (loss) from continuing operations per diluted share	3.50	4.33	0.85	(1.17)	(0.43)
Net income from discontinued operations, net of income tax expense (benefit) per diluted share	—	—	—	—	0.12
Net income (loss) per diluted share	3.50	4.33	0.85	(1.17)	(0.31)
Dividends declared per share	0.10	—	—	—	—
Balance Sheet Data:
Total assets (1)	$1,318,095	$1,222,923	$739,439	$699,780	$742,604
Working capital	363,580	391,295	248,252	228,793	228,478
Long-term debt, less current portion	266,041	304,083	386,211	385,833	386,320
Other non-current obligations	125,360	152,249	60,707	74,892	57,131
Stockholders’ equity (2)	639,415	463,875	155,569	112,481	164,682
Other Data:
Cash flow provided by (used in) operating activities	$131,731	$120,761	$71,667	$32,365	$24,402
Capital expenditures	146,056	65,004	25,617	20,469	22,232
Research and development expenses(1)	44,612	39,114	26,693	24,613	25,513
_______________________________________________________________________________
(1) Fiscal years ended March 31, 2018 and 2017 adjusted due to the adoption of Accounting Standard Codification ("ASC") 606, Revenue from Contracts with Customers (“ASC 606”).
(2) Fiscal years ended March 31 ,2018 and 2017 adjusted due to the adoption of ASC 606.

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
The following discussion and analysis provide information that we believe is useful in understanding our operating results, cash flows, and financial condition for the three fiscal years ended March 31, 2019, 2018, and 2017. The discussion should be read in conjunction with, and is qualified in its entirety by reference to, the consolidated financial statements and related notes appearing elsewhere in this report. The discussions in this document contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and involve risks and uncertainties. Our actual future results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed under the Item 1A, “Risk Factors” and, from time to time, in our other filings with the Securities and Exchange Commission.
Our Competitive Strengths
We believe that our Company benefits from the following competitive strengths:
Strong Customer Relationships
We have a large and diverse customer base. We believe that our emphasis on quality control and our performance history establishes loyalty with OEMs, EMSs and distributors. Our customer base includes most of the world’s major electronics OEMs (including Bosch Group, Cisco Systems, Inc., Continental AG, Dell Inc., Apple Inc., Google LLC, Nintendo, Tesla Inc., Delphi Technologies PLC, ABB Group, and Horiba), EMSs (including Celestica Inc., Flextronics International LTD, Jabil Circuit, Inc., and Sanmina-SCI Corporation) and distributors (including TTI, Inc., Arrow Electronics, Inc., Satori Electric Co., and Avnet, Inc.). Our strong, extensive and efficient worldwide distribution network is one of our differentiating factors. We believe our ability to provide innovative and flexible service offerings, superior customer support and focus on speed-to-market results in a more rewarding customer experience, earning us a high degree of customer loyalty.
Breadth of Our Diversified Product Offering and Markets
We believe that we have the most complete line of primary capacitor types spanning a full spectrum of dielectric materials including tantalum, multilayer ceramic, solid and electrolytic aluminum and film capacitors. As discussed below, our acquisition of (and previous private label partnership with) TOKIN, has expanded our product offerings and markets. As a result, we believe we can satisfy virtually all of our customers’ capacitance needs, thereby strengthening our position as their supplier of choice. In addition, through our acquisition of TOKIN, we have products to assist in the management of electronic noise within a device and in communications between devices, as well as products that can sense and respond to human activity, physical vibration, and electric current. We sell our products into a wide range of end-markets, including computing, industrial, telecommunications, transportation, consumer, defense and healthcare across all geographical regions. No single end market industry accounted for more than 30% of net sales; although, one customer, an electronics distributor, accounted for more than 10% of our net sales in fiscal year 2019. No single end-use direct customer accounted for more than 5% of our net sales in fiscal year 2019. We believe that well-balanced product, geographic and customer diversification helps us mitigate some of the negative financial impact through economic cycles.
Leading Market Positions and Operating Scale
Based on net sales, we believe that we are the largest manufacturer of tantalum capacitors in the world and one of the largest manufacturers of direct current film capacitors in the world and have a substantial market position in the specialty ceramic and custom wet aluminum electrolytic markets. KEMET's Polymer Tantalum sales now lead the industry with greater than 50.0% market share. As discussed below, our acquisition of (and previous private label partnership with) TOKIN allows us to achieve true scale in operations to manage raw materials sourcing as well as maximize efficiencies. We believe that our leading market positions and operating scale allow us to realize production efficiencies, leverage economies of scale and capitalize on growth opportunities in the global capacitor market.
Strong Presence in Specialty Products
We engage in design collaboration with our customers in order to meet their specific needs and provide them with customized products satisfying their engineering specifications. Whether at the concept or design stage, KEMET provides engineering tools and samples to our customers to enable them to make the best product selections. KEMET’s Field Application Engineers (experts in electrical circuits) and Technical Product Managers (experts in product applications) assist our Sales team as they navigate the product selection process with our customers. During fiscal years 2019 and 2018, respectively, specialty products accounted for 39.4% and 41.8% of our revenue. By allocating an increasing portion of our management resources and research and development (“R&D”) investment particularly through our acquisition of (and previous partnership with) TOKIN to specialty products, we have established ourselves as one of the leading innovators in this fast growing, emerging segment of the market, including healthcare, renewable energy, telecommunication infrastructure and oil and gas.
Low-Cost and Strategic Locations
We believe our manufacturing plants located in Mexico, China, Vietnam, Indonesia, Thailand, Bulgaria, and Macedonia provide some of the lowest cost production facilities in the industry. Many of our key customers relocated or added production facilities to Asia, particularly China. We believe our manufacturing production footprint is essential to best meet our customers' demands, production needs, and total value proposition.
Our Brand
Founded by Union Carbide in 1919 as KEMET Laboratories, we believe that we have established a reputation as a high quality, efficient and affordable partner that sets our customers’ needs as the top priority. This has allowed us to successfully attract loyal clientele and enable us to expand our operations and market share over the past few years. We believe our commitment to addressing the needs of the industry in which we operate has differentiated us from our competitors. In addition to our traditional reputation of being the “Easy-To-Buy-From” company by providing excellent customer service and on-time delivery, we have now evolved to be the “Easy-To-Design-In” company with the addition of technical resources like KEMET’s online Engineering Center and capacitor selection simulation tools.
Our People
We believe that we have successfully developed a unique corporate culture based on innovation, customer focus and commitment. We have a strong, highly experienced and committed team in each of our markets. Many of our professionals have developed unparalleled experience in building leadership positions in new markets, as well as successfully integrating acquisitions. Our 21-member senior management team has an average of 18 years of experience with us and an average of 28 years of experience in the manufacturing industry.
Business Strategy
Our strategy is to use our position as a leading, high-quality manufacturer of electronic components and materials to capitalize on the increasingly demanding requirements of our customers. Refer to “Item 1. Business” for KEMET's strategic highlights. Other important elements of our strategy include:
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
Leverage Our Technological Competence and Expand Our Leadership in Specialty Products
We continue to leverage our technological competence and our acquisition of TOKIN, by introducing new products in a timely and cost-efficient manner. This allows us to generate an increasing portion of our sales from new and customized solutions that meet our customers’ varied and evolving electronic component needs, as well as to improve our financial performance. We believe that by continuing to build on our strength in the higher growth and higher margin specialty segments of the capacitor, electro-magnetic, sensor and actuator markets, we will be well-positioned to achieve our long-term growth objectives while also improving our profitability. During fiscal year 2019, we introduced 31,902 new products of which 336 were first to market, and specialty products accounted for 39.4% of our revenue over this period.

Further Expand Our Broad Capacitance Capabilities
We identify ourselves as the "Electronic Components" company and strive to be the supplier of choice for all our customers' capacitance needs across the full spectrum of dielectric materials including tantalum, multilayer ceramic, solid and electrolytic aluminum, film and paper. While we believe we have the most complete line of capacitor technologies across these primary capacitor types, we intend to continue to research and pursue additional capacitance technologies and solutions to maximize the breadth of our product offerings. As discussed below through our acquisition of TOKIN, we have further expanded our product offerings to electric double layer capacitors, electro-magnetic devices, sensors, and actuators. This expansion of product offerings is a continuation of our focus on the higher margin specialty segments of the market.
Selectively Target Complementary Acquisitions and Equity Investments
As strategic opportunities are identified, we will evaluate and possibly pursue them if they would enable us to enhance our competitive position and expand our market presence. Our strategy is to acquire complementary capacitor and other related businesses allowing us to leverage our business model, potentially including those involved in other passive components that are synergistic with our customers’ technologies and our current product offerings. For example, in fiscal year 2012, we acquired KBP, which has allowed us to vertically integrate certain manufacturing processes within Solid Capacitors. Further, as described below, in fiscal year 2018 we acquired TOKIN, a manufacturer of tantalum capacitors and electro-magnetic devices.
In fiscal year 2018, we entered into a Joint Venture Agreement for the formation of KEMET Jianghai Electronic Components Co. Ltd., a limited liability company located in Nantong, China with Jianghai (Nantong) Film Capacitor Co., Ltd, a subsidiary of Nantong Jianghai Capacitor Co. Ltd ("Jianghai"). KEMET Jianghai Electronic Components manufactures axial electrolytic, (H)EV Film DC brick, solid aluminum electrolytic, and hybrid aluminum electrolytic capacitors for distribution through the KEMET and Jianghai sales channels.
Also, during fiscal year 2018, the Company invested in Novasentis' Series-D round of funding. Novasentis makes the world's thinnest, electro mechanical polymer-based actuators that provide rich haptic feedback for a variety of applications, including augmented/virtual reality and wearables. Novasentis supplies its "smart" film and KEMET applies its expertise in manufacturing film capacitors to the development and commercial production of the actuators.
Promote the KEMET Brand Globally
We are focused on promoting the KEMET brand globally by highlighting the high-quality and high reliability of our products and our superior customer service. We will continue to market our products to new and existing customers around the world to expand our business. We continue to be recognized by our customers as a leading global supplier. For example, in calendar years 2015, 2016, and 2017, we received the “Global Operations Excellence Award” from TTI, Inc.
On June 29, 2018, we received the “Supplier of the Year Award” in the “Consistent Supply Chain ” category for calendar year 2018 from Elektronika Sales Pvt. Ltd and on March 22, 2019 TTI, Inc. announced that KEMET won the 2018 “Supplier Excellence Award.”
Global Sales & Marketing Strategy
Our motto “Think Global, Act Local” describes our approach to sales and marketing. Each of our four sales regions (Americas, EMEA, JPKO and APAC) have account managers, field application engineers and strategic marketing managers. In addition, we also have local customer and quality-control support in each region. This organizational structure allows us to respond to the needs of our customers on a timely basis and in their native language. The regions are managed locally and report to a senior manager who is on the KEMET Leadership Team. Furthermore, this organizational structure ensures the efficient communication of our global goals and strategies and allows us to serve the language, cultural and other region-specific needs of our customers. Our customer base is approximately 180,000 strong, with our top 1,000 customers accounting for about 50.0% of our revenues. Our go-to-market strategy includes a combination of strong engagement face to face with those top customers and an industry leading state of the art digital platform to engage the remaining customers. In addition, we partner with all the premier distributors in the electronics industry to ensure we obtain the biggest reach and leverage their expertise in stocking and servicing those customers.
TOKIN Acquisition
Through our acquisition of TOKIN and the previous cross licensing agreement and Amended and Restated Private Label Agreement with TOKIN, we have expanded product offerings and markets for both KEMET and TOKIN. KEMET’s strong presence in the western hemisphere and TOKIN's excellent position in Japan and Asia significantly enhanced our customer reach and has created cross-selling opportunities. Through TOKIN we believe we can achieve true scale in operations allowing us to manage raw materials sourcing as well as maximize efficiencies and best practices in manufacturing and product development. We believe that the international management team of KEMET and TOKIN allows us to be more sensitive and aware of region-specific business needs compared to our competitors. Combining our R&D capabilities and university relationships allows us to be on the forefront of new developments and technological advancements in the capacitor industry. Leveraging R&D investment in both Japan and the U.S. enables KEMET to diversify beyond capacitors in the passives market as a result of the TOKIN acquisition.
Since the acquisition of TOKIN, the Company has been able to improve its cash balance, net debt, and interest expense. The purchase of TOKIN gave the Company access to the Japanese capital markets, which allowed the Company to refinance its U.S. based debt with a Japanese bank. Interest rates in Japan are significantly less than in the U.S., which contributed to the lower interest expense in fiscal year 2019 compared to fiscal years 2018 and 2017.
Recent Developments and Trends
TOKIN
On April 19, 2017, the Company completed its acquisition of TOKIN, which at that time it became a 100% owned indirect subsidiary of KEMET. As such, the results for fiscal year 2017 and the first 19 days of fiscal year 2018 do not include TOKIN's sales and expenses. See Note 2, "Acquisitions" to the Consolidated Financial Statements for further discussion on the TOKIN acquisition.
Tax Cuts and Jobs Act
The Tax Cuts and Jobs Act (the “Act”) was enacted on December 22, 2017. The Act reduced the US federal corporate tax rate from 35% to 21%, required companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred, and created new taxes on certain foreign-sourced earnings.
In fiscal year 2018, the Company recorded provisional amounts for certain enactment-date effects of the Act by applying the guidance in SAB 118, because the Company had not yet completed its accounting for all of the tax effects of the Act. Certain provisions of the Act did not impact the Company until the fiscal year 2019. These provisions include, but are not limited to, the base erosion anti-abuse tax (“BEAT”), the provision designed to tax global intangible low-taxed income (“GILTI”), the foreign-derived intangible income (“FDII”) provision, the expansion of the IRC Sec. 162(m) limitation, and the provision designed to limit interest expense deductions.
In fiscal year 2019, the Company completed its accounting for the enactment-date income tax effects of the Act, based on legislative updates relating to the Act currently available. These tax effects related to the one-time transition tax, the reduced corporate tax rate, and an additional limitation for executive compensation under IRC Sec. 162(m). For further information on the impact of the Act on the Company, refer to Note 11, “Income Taxes.”
Tariffs
On July 6, 2018, the United States government-imposed tariffs according to Section 301 of the Trade Act, on particular products that are imported into the United States from China. The Company primarily imports film, tantalum Polymer, and MSA products into the United States from China. The impact on the Company's future results from these tariffs is expected to be minimal as the Company does not import a significant number of products into the United States from China, and the Company expects to pass the entire cost of the tariffs onto its direct customers and distributors.
Long-term debt
On October 29, 2018, the Company entered into a JPY 33.0 billion Term Loan Agreement (the “TOKIN Term Loan Facility”) by and among TOKIN, the lenders party thereto (the “Lenders”) and Sumitomo Mitsui Trust Bank, Limited in its capacity as agent (the “Agent”), arranger and Lender. Funding for the TOKIN Term Loan Facility occurred on November 7, 2018. The proceeds, which were net of an arrangement fee withheld from the funding amount, were JPY 32.1 billion, or approximately $283.9 million using the exchange rate as of November 7, 2018.
The proceeds from the TOKIN Term Loan Facility were used by TOKIN to make intercompany loans (the “Intercompany Loans”) to the Company. The proceeds, along with other cash on hand, were used to prepay in full the outstanding amounts under the Company's Term Loan Credit Agreement with Bank of America, N.A. of $323.4 million and a prepayment premium of 1.0%. For further information, refer to Note 3, “Debt.”
Dividends
During fiscal year 2019, the Company announced its intention to pay regular quarterly cash dividends to holders of our common stock. During the fiscal year, the Company declared and paid two quarterly cash dividends of $0.05 per share of its common stock. On May 16, 2019, the Company announced a cash dividend of $0.05 per share of the Company's common stock. Payment will be made on June 10, 2019 to shareholders of record at the close of business on May 30, 2019.

Any future determination to pay dividends will be at the discretion of the Company’s Board and will depend upon, among other factors, the capital requirements, operating results, and financial condition of the Company.
Restructuring
The Company has implemented restructuring plans which include programs to increase competitiveness by removing excess capacity, relocating production to lower cost locations, relocating corporate functions to the new headquarters, and eliminating unnecessary costs throughout the Company. Significant restructuring plans which include personnel reduction costs that occurred during fiscal year ended March 31, 2019 are summarized below:

		Total expected to be incurred		Incurred during year ended March 31, 2019		Cumulative incurred to date
Restructuring Plan	Segment	Personnel Reduction Costs	Relocation & Exit Costs	Personnel Reduction Costs	Relocation & Exit Costs	Personnel Reduction Costs	Relocation & Exit Costs
TOKIN operational & overhead function reduction in force	MSA, Corporate, & Solid Capacitors	$5,339	$—	$942	$—	$5,339	$—
Tantalum powder facility relocation (1)	Solid Capacitors	850	2,468	—	3,355	—	3,355
Axial electrolytic production relocation from Granna to Evora	Film and Electrolytic	879	3,232	—	2,296	—	2,296
Reorganization due to decline of MnO2 Products	Solid Capacitors	1,798	—	1,585	—	1,585	—
All Other (2)	Corporate, Film and Electrolytic			296	305
___________________________________________
(1) The Company expects to recover approximately $0.9 million related to tantalum reclaim, which would decrease the cumulative expenses incurred to date for relocation and exit costs upon the completion of reclaim activities.
(2) The Company incurred $0.6 million in restructuring charges for minor projects not included in the table above during fiscal year ended March 31, 2019, consisting of $0.3 million each in personal reduction costs and relocation and exit costs.
Off-Balance Sheet Arrangements
As of March 31, 2019, other than operating lease commitments as described in Note 15, “Commitments and Contingencies”, we are not a party to any off-balance sheet financing arrangements that have, or are reasonably likely to have, a current or future material effect on our financial condition, revenues, expenses, results of operations, liquidity, capital expenditures or capital resources.
Critical Accounting Policies
Our accounting policies are summarized in Note 1, “Organization and Significant Accounting Policies” to the consolidated financial statements. The following identifies a number of policies which require significant judgments and estimates or are otherwise deemed critical to our financial statements.
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
The Company sells its products to distributors, OEMs, and EMS providers, and the sales price may include adjustments for sales discounts, price adjustments, and sales allowances. The Company has elected the practical expedient under ASC 606-10-10-4 and evaluates these sales-related adjustments on a portfolio basis. The principle forms of these adjustments include:

•	Inventory price protection and ship-from-stock and debit (“SFSD”) programs,

•	Distributor rights of returns,

•	Sales allowances, and

•	Limited assurance warranties
The Company's inventory price protection and SFSD programs provide authorized distributors with the flexibility to meet marketplace prices by allowing them, upon a pre-approved case-by-case basis, to adjust their purchased inventory cost to correspond with current market demand. KEMET's SFSD program is specific to certain distributors within the Americas and EMEA regions. Requests for SFSD adjustments are considered on an individual basis, require a pre-approved cost adjustment quote from their local KEMET sales representative, and apply only to a specific customer, part, specified special price amount, specified quantity, and are only valid for a specific period of time. To estimate potential SFSD adjustments corresponding with current period sales, KEMET records a sales reserve based on historical SFSD credits, distributor inventory levels, and certain accounting assumptions, all of which are reviewed quarterly. We believe this methodology enables us to make reliable estimates of future adjustments under the SFSD program. If the historical SFSD run rates used in our calculation changed by 1% in fiscal year 2019, net sales would be impacted by $1.3 million.
Select distributors have the right to return a certain portion of their purchased inventory to KEMET from the previous fiscal quarter. The Company estimates future returns based on historical return patterns and records a corresponding right of return asset and refund liability as a component of the line items, “Inventories, net” and “Accrued expenses,” respectively, on the Consolidated Balance Sheets. The Company also offers volume-based rebates on a case-by-case basis to certain customers in each of the Company’s sales channels.
The Company's sales allowances are recognized as a reduction in the line item “Net sales” on the Consolidated Statements of Operations, while the associated reserves are included in the line item “Accounts receivable, net” on the Consolidated Balance Sheets. Estimates used in determining sales allowances are subject to various factors. This includes, but is not limited to, changes in economic conditions, pricing changes, product demand, inventory levels in the supply chain, the effects of technological change, and other variables that might result in changes to the Company’s estimates.
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
Excess and obsolete inventories are based on a combination of usage, age, order requirements, and sales history. Raw materials and tool crib obsolescence reserves are based on usage over one and two years, respectively, and the Company maintains reserves for raw materials and tool cribs that exceed these ages. Finished goods obsolescence reserves are either based on product age limits determined by market requirements, and/or based on excess quantities that exceed product orders and historical product sales.
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
We base our assumptions on either historical or market data that we consider reasonable. Variations in these assumptions could have a significant effect on the amounts reported in Consolidated Balance Sheets and the Consolidated

Statements of Operations. The most critical assumption relates to the discount rate. A 25 basis point increase or decrease in the weighted average discount rate would result in changes to the projected benefit obligation of ($4.0) million and $4.4 million, respectively.
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
Our goodwill balance of $40.3 million is comprised of $35.6 million related to KBP, which is within the Tantalum product line of the Solid Capacitors reportable segment, and $4.7 million related to IntelliData, which is a corporate asset. As part of our annual impairment testing, we determine the fair value of the relevant reporting unit(s) using an income-based, DCF analysis for KBP at the Tantalum product line level, and an internal rate of return analysis for IntelliData.
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
Tests for the recoverability, when necessary, of a long-lived asset to be held and used are performed by comparing the carrying amount of the long-lived asset to the sum of the estimated future undiscounted cash flows expected to be generated by the asset. In estimating the future undiscounted cash flows, we use future projections of cash flows directly associated with, and which are expected to arise as a direct result of, the use and eventual disposition of the assets. These assumptions include, among other estimates, periods of operation and projections of sales and cost of sales. Changes in any of these estimates could have a material effect on the estimated future undiscounted cash flows expected to be generated by the asset. If it is determined that the book value of a long-lived asset is not recoverable, an impairment loss would be calculated equal to the excess of the carrying amount of the long-lived asset over its fair value. The fair value is calculated as the discounted cash flows of the underlying assets.
We evaluate the value of our other indefinite-lived intangible assets (trademarks) using an income-based, relief from royalty analysis.
The Company completed its impairment test on goodwill and intangible assets with indefinite useful lives as of January 1, 2019 and concluded that goodwill and indefinite-lived assets were not impaired nor were they at risk of failing step one of the impairment test as the fair value of each of the assets exceeds the carrying value. The type of events that could result in a future goodwill impairment could include an increase of over 100 basis points in the Company's derived weighted-average cost of capital, which could be driven by stock price volatility, increases in government or corporate bond market rates, or other factors. A one percent increase or decrease in the discount rate used in the goodwill and indefinite-lived assets valuation would have resulted in changes in fair value in the following amounts, and would not have resulted in an impairment charge:

		Discount Rate Sensitivity, in millions
	Fair Value in Excess of Carrying Value, %	+1%	-1%
Goodwill - KBP	92.6%	$(56.0)	$64.0
Goodwill - IntelliData	118.1%	(0.9)	1.0
Trademarks	609.3%	(7.7)	9.0
INCOME TAXES.    Tax law requires items to be included in the tax return at different times than when these items are reflected in the consolidated financial statements. As a result, the annual effective tax rate reflected in our consolidated financial statements is different from that reported in our tax return (our cash tax rate). Some of these differences are permanent, such as expenses that are not deductible in our tax return, and some differences reverse over time, such as depreciation expense. These timing differences create deferred tax assets and liabilities. Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the fiscal years in which those temporary differences are expected to be recovered or settled. The Company periodically evaluates its net deferred tax assets based on an assessment of historical performance, ability to forecast future events, and the likelihood that the Company will realize the benefits through future taxable income. Valuation allowances are recorded to reduce the net deferred tax assets to the amount that is more likely than not to be realized. For interim reporting purposes, the Company records income taxes based on the expected annual effective income tax rate, taking into consideration global forecasted tax results and the effect of discrete tax events. The Company makes certain estimates and judgments in the calculation for the provision for income taxes, in the resulting tax liabilities, and in the recoverability of deferred tax assets. All deferred tax assets are reported as noncurrent in the Consolidated Balance Sheets.
We believe that it is more likely than not that a portion of the deferred tax assets in various jurisdictions will not be realized, based on the scheduled reversal of deferred tax liabilities, the recent history of cumulative losses, and the insufficient evidence of projected future taxable income to overcome the loss history. We have provided a valuation allowance related to any benefits from income taxes resulting from the application of a statutory tax rate to the deferred tax assets. We continue to have net deferred tax assets (future tax benefits) in several jurisdictions which we expect to realize, assuming, based on certain estimates and assumptions, sufficient taxable income can be generated to utilize these deferred tax benefits. If these estimates and related assumptions change in the future, we may be required to reduce the value of the deferred tax assets resulting in additional tax expense. The amount of future income required for the Company to realize its net deferred tax assets is $227.1 million.
Differences between the provision for income taxes on earnings from continuing operations and the amount computed using the U.S. Federal statutory income tax rate are primarily due to the changes in the U.S. and foreign valuation allowances, tax non-deductible permanent differences, and differences due to U.S. and foreign tax law changes.
The accounting rules require that we recognize, in our financial statements, the impact of a tax position, if that position is “more likely than not” of not being sustained on audit, based on the technical merits of the position. Any accruals for estimated interest and penalties would be recorded as a component of income tax expense.
To the extent that the provision for income taxes changed by 1.0% of income before income taxes, consolidated net income would have changed by $1.7 million in fiscal year 2019.

Results of Operations
Historically, revenues and earnings may or may not be representative of future operating results due to various economic and other factors. The following table sets forth the Consolidated Statements of Operations for the periods indicated (amounts in thousands):

	Fiscal Years Ended March 31,
	2019	2018	2017
Net sales (1)	$1,382,818	$1,200,181	$757,338
Operating costs and expenses:
Cost of sales (1)	924,276	860,744	571,944
Selling, general and administrative expenses	202,642	173,620	107,658
Research and development (1)	44,612	39,114	26,693
Restructuring charges	8,779	14,843	5,404
(Gain) loss on write down and disposal of long-lived assets	1,660	(992)	10,671
Total operating costs and expenses	1,181,969	1,087,329	722,370
Operating income (1)	200,849	112,852	34,968
Non-operating (income) expense:
Interest income	(2,035)	(809)	(24)
Interest expense	21,239	32,882	39,755
Acquisition (gain) loss	—	(130,880)	—
Change in value of TOKIN options	—	—	(10,700)
Other (income) expense, net (1)	11,214	24,592	(3,871)
Income before income taxes and equity income (loss) from equity method investments (1)	170,431	187,067	9,808
Income tax expense (benefit) (1)	(39,460)	9,132	4,294
Income before equity income (loss) from equity method investments (1)	209,891	177,935	5,514
Equity income (loss) from equity method investments	(3,304)	76,192	41,643
Net income (1)	$206,587	$254,127	$47,157
______________________________________________________________________________
(1) Fiscal years ended March 31, 2018 and 2017 adjusted due to the adoption of ASC 606.
Consolidated Comparison of Fiscal Year 2019 to Fiscal Year 2018
Net Sales
Net sales of $1.4 billion in fiscal year 2019 increased 15.2% from $1.2 billion in fiscal year 2018 primarily due to an increased in Solid Capacitor net sales $164.6 million. In addition, Film and Electrolytic net sales increased by $4.3 million, and MSA net sales increased by $13.8 million.
The increase in Solid Capacitors net sales was primarily driven by a $111.8 million increase in distributor sales across the Americas, APAC, and EMEA regions. The $111.8 million increase consisted of a $72.8 million increase in Ceramic product line sales and a $39.0 million increase in Tantalum product line sales. Also contributing to the increase in net sales was a $30.6 million increase in OEM sales across the APAC, EMEA, and JPKO regions, and a $28.0 million increase in EMS sales across all regions. These increases in net sales were partially offset by a $3.2 million decrease in distributor sales in the JPKO region and a $2.7 million decrease in OEM sales in the Americas region. In addition, Solid Capacitors net sales was unfavorably impacted by $0.5 million from foreign currency exchange due to the change in the value of the Euro compared to the U.S. dollar.
The increase in Film and Electrolytic net sales was primarily driven by a $10.5 million increase in distributor sales across the Americas and EMEA regions. Also contributing to the increase in net sales was $1.7 million increase in EMS sales in the Americas region and a $0.8 million increase in OEM sales in the JPKO region. These increases in net sales were partially offset by a $5.6 million decrease in OEM sales across the APAC and EMEA regions and a $3.1 million decrease in distributor sales across the APAC and JPKO regions. In addition, there was an unfavorable impact of $0.1 million from foreign currency exchange primarily due to the change in the value of the Euro compared to the U.S. dollar.

The increase in MSA net sales was primarily driven by a $15.0 million increase in OEM sales in the JPKO region. Also contributing to the increase in net sales was a $4.3 million increase in EMS sales across all regions and a $3.7 million increase in distributor sales across the Americas and EMEA regions. These increase in net sales were partially offset by a $5.5 million decrease in distributor sales across the APAC and JPKO regions and a $3.8 million decrease in OEM sales across the Americas, APAC, and JPKO regions.
In fiscal years 2019 and 2018, net sales by channel and the percentages of net sales by region to total net sales were as follows (dollars in thousands):

	Fiscal Year 2019		Fiscal Year 2018
	Net Sales	% of Total	Net Sales	% of Total
APAC	$533,340	38.6%	$479,987	40.0%
EMEA	315,535	22.8%	277,898	23.1%
Americas	337,842	24.4%	259,105	21.6%
JPKO	196,101	14.2%	183,191	15.3%
Total	$1,382,818		$1,200,181
In fiscal years 2019 and 2018, the percentages of net sales by channel to total net sales were as follows (dollars in thousands):

	Fiscal Year 2019		Fiscal Year 2018
	Net Sales	% of Total	Net Sales	% of Total
OEM	$598,306	43.3%	$563,495	46.9%
Distributor	584,618	42.2%	470,324	39.2%
EMS	199,894	14.5%	166,362	13.9%
Total	$1,382,818		$1,200,181
Gross Margin
Gross margin for the fiscal year ended March 31, 2019 of $458.5 million (33.2% of net sales) increased $119.1 million or 35.1% from $339.4 million (28.3% of net sales) in the prior fiscal year. Gross margin as a percentage of net sales improved 490 basis points.
Solid Capacitors gross margin increased $118.4 million, or 43.1% primarily due to an increase in net sales, as well as continued margin improvement due to our restructuring activities, vertical integration, and manufacturing process improvements resulting from our cost reduction activities.
Film and Electrolytic gross margin increased $4.8 million, or 31.6% primarily due to an increase in net sales, as well as continued margin improvement due to our restructuring activities and manufacturing process improvements resulting from our cost reduction activities.
MSA gross margin decreased $4.1 million, or 8.4% primarily due to a change in the sales mix to lower margin products.
Selling, General and Administrative Expenses (“SG&A”)
SG&A expenses of $202.6 million (14.7% of net sales) for fiscal year 2019 increased $29.0 million, or 16.7% compared to $173.6 million (14.5% of net sales) for fiscal year 2018. The increase was primarily attributable to a $11.8 million increase in payroll and related expenses, primarily consisting of salaries and incentive-based compensation, a $8.7 million increase in ERP integration and technology transition costs, a $4.0 million increase in rent and software costs, and a $2.8 million increase in consulting expenses. Additionally, $2.5 million of the overall increase was attributed to 19 additional days of ownership of our TOKIN subsidiary during the fiscal year ended March 31, 2019, compared to the fiscal year ended March 31, 2018. Partially offsetting these increases was a $1.5 million decrease in legal fees incurred defending anti-trust litigation claims.

Research and Development
R&D expenses of $44.6 million (3.2% of net sales) for fiscal year 2019 increased $5.5 million or 14.1% compared to $39.1 million (3.3% of net sales). The increase was primarily related to an increase in payroll and related expenses of $4.9 million, a $0.8 million increase in expenses related to supplies, and a $0.6 million increase in costs attributed to the 19 additional days of ownership of our TOKIN subsidiary during the fiscal year ended March 31, 2019, compared to the fiscal year ended March 31, 2018.
(Gain) Loss on Write Down and Disposal of Long-Lived Assets
During fiscal year 2019, KEMET recorded a net loss on the write down and disposal of long-lived assets of $1.7 million, which was comprised of $0.7 million in impairment charges and $1.0 million in net losses on the sale and disposal of long-lived assets. The impairment charges were primarily related to the write down of idle land and machinery of $0.5 million and $0.2 million, respectively, at TOKIN. The $1.0 million net loss on write down and disposal of long-lived assets primarily consisted of the disposal of furniture and fixtures resulting from the Company relocation of its corporate headquarters to Fort Lauderdale, Florida and the disposal of old machinery throughout the Company that was no longer being used.
During fiscal year 2018, the Company recorded a net gain on the write down and disposal of long-lived assets of $1.0 million, which was comprised of $1.2 million in net gains on the sale and disposal of long-lived assets offset by $0.2 million in impairment charges. The net gains on the sale and disposal of long-lived assets were primarily related to the sale of equipment, land, and buildings from KFM, which was shut down in fiscal year 2017. On March 13, 2018, the Company sold KFM's land and buildings to a third party for a gross sales price of $3.6 million. The net proceeds realized by the Company were approximately $3.4 million after payment of $0.2 million in closing costs. The Company realized a gain on the sale of the land and buildings of approximately $1.9 million during the year ended March 31, 2019 as a result of the sale. In addition, the Company sold KFM's equipment for a $1.4 million gain. These gains were partially offset by MSA's loss on disposals of assets of $1.3 million primarily related to equipment and buildings used for discontinued products and Solid Capacitors' loss of approximately $0.6 million related to the relocation of its K-Salt operations from a leased facility to its existing Matamoros, Mexico facility.
Restructuring Charges
Restructuring charges of $8.8 million in fiscal year 2019 decreased $6.1 million or 40.9% from $14.8 million in fiscal year 2018.
The Company incurred $8.8 million in restructuring charges in the fiscal year ended March 31, 2019 comprised of $2.8 million in personnel reduction costs and $6.0 million in relocation and exit costs. The personnel reduction costs of $2.8 million were primarily due to $0.9 million in costs related to headcount reductions in the TOKIN legacy group across various internal and operational functions, and $1.6 million in costs related to reorganization in the Solid Capacitors reportable segment due to a permanent structural change driven by the decline of MnO2 products, $0.3 million in severance charges related to personnel reductions in the Film and Electrolytic reportable segment resulting from a reorganization of the segment's management structure.
The relocation and exits costs of $6.0 million were primarily due to $3.4 million in costs related to the relocation of its tantalum powder equipment from Carson City, Nevada to its plant in Matamoros, Mexico and $2.3 million in costs related to the relocation of axial electrolytic production equipment from Granna, Sweden to its plant in Evora, Portugal.
The Company incurred $14.8 million in restructuring charges in the fiscal year ended March 31, 2018, comprised of $12.6 million related to personnel reduction costs and $2.3 million of relocation and exit costs.
The personnel reduction costs of $12.6 million were due to $5.2 million related to a voluntary reduction in force in the Film and Electrolytic reportable segment's Italian operations; $4.4 million related to a headcount reduction in the TOKIN legacy group across various internal and operational functions; $2.7 million in severance charges across various overhead functions in the Simpsonville, South Carolina office as these functions were relocated to the Company's new corporate headquarters in Fort Lauderdale, Florida; and $0.2 million in headcount reductions related to a European sales reorganization.
The relocation and exit costs of $2.3 million included $0.9 million in lease termination penalties related to the relocation of global marketing, finance and accounting, and information technology functions to the Company's Fort Lauderdale office, $0.8 million in expenses related to the relocation of the K-Salt operations to the existing Matamoros, Mexico plant, $0.4 million in exit costs related to the shut-down of operations for KFM, and $0.1 million related to the transfer of certain Tantalum production from Simpsonville, South Carolina to Victoria, Mexico.

Operating Income
Operating income for fiscal year 2019 of $200.8 million increased $87.9 million compared to operating income of $112.9 million in fiscal year 2018. The improvement was primarily due to a $119.1 million increase in gross margin and a $6.1 million decrease in restructuring charges. These improvements to operating income were partially offset by a $29.0 million increase in SG&A expenses, a $5.5 million increase in R&D expenses, and a $2.7 million unfavorable impact from (gain) loss on write down and disposal of long-lived assets.
Non-Operating (Income) Expense, net
Non-operating expense, net was $30.4 million in fiscal year 2019 compared to non-operating income, net of $74.2 million in fiscal year 2018. The $104.6 million unfavorable change was primarily attributable to the acquisition gain of $130.9 million recognized during fiscal year 2018, compared to no such gain in fiscal year 2019. In addition, the Company recognized a $15.9 million loss on the early extinguishment of debt in fiscal year 2019. Partially offsetting these unfavorable changes were the following favorable items which occurred during the fiscal year 2019 versus fiscal year 2018: a $12.9 million decrease in net interest expense, a $3.3 million decrease in anti-trust litigation fines, a $4.5 million gain related to research and development grant reimbursements from the Japanese and Italian governments, and a $20.3 million net favorable change in foreign currency exchange gain, which was primarily due to the change in the value of the Chinese Yuan Renminbi, Thai Baht, British Pound, and the Euro.
Income Taxes
Income tax benefit of $39.5 million for fiscal year 2019 decreased by $48.6 million compared to income tax expense of $9.1 million in fiscal year 2018. The fiscal year 2019 income tax benefit was primarily comprised of $50.1 million related to the partial release of valuation allowances in the U.S. and Japan, offset in part by $10.4 million in income tax expense related to foreign operations and $0.2 million in income tax expense related to U.S. operations.
Fiscal year 2018 income tax expense of $9.1 million was comprised of 9.7 million in foreign income tax expense and a $0.6 million U.S. federal income tax benefit. The U.S. federal benefit of $0.6 million included an estimated $0.8 million tax benefit resulting from the Tax Cuts and Jobs Act of 2017.
Equity Income (Loss) from Equity Method Investments
Equity loss from equity method investments of $3.3 million in fiscal year 2019 had an unfavorable change of $79.5 million compared to $76.2 million in fiscal year 2018. The change was primarily related to the TOKIN acquisition that occurred in the first quarter of fiscal year 2018. The Company recognized equity income of $84.2 million related to our 34% economic interest in TOKIN for the 19-day period ended April 19, 2017 for the sale of TOKIN's electrical-mechanical devices ("EMD") business and a $9.0 million unfavorable removal of the cost basis of the portion of equity investment related to the EMD division. TOKIN is now a fully owned subsidiary of the Company and there were no such gains from our equity method investments in fiscal year 2019. In fiscal year 2019, the Company impaired its investment in Novasentis by $2.7 million.

Reportable Segment Comparison of Fiscal Year 2019 to Fiscal Year 2018
The following table sets forth the operating income (loss) for each of our reportable segments for the fiscal years 2019 and 2018. The table also sets forth each of the reportable segments’ net sales as a percentage of total net sales and total operating income as a percentage of total net sales (amounts in thousands, except percentages):

	For the Fiscal Years Ended
	March 31, 2019		March 31, 2018
	Amount	% of Total Sales	Amount	% of Total Sales
Net sales
Solid Capacitors	$935,838	67.7%	$771,240	64.3%
Film and Electrolytic (1)	206,240	14.9%	201,977	16.8%
MSA	240,740	17.4%	226,964	18.9%
Total (1)	$1,382,818	100.0%	$1,200,181	100.0%

Operating income (loss)
Solid Capacitors	$348,150		$234,473
Film and Electrolytic (1)	8,183		3,622
MSA	22,546		15,694
Corporate	(178,030)		(140,937)
Total (1)	$200,849	14.5%	$112,852	9.4%
_______________________________________________
(1) Fiscal year ending March 31, 2018 adjusted due to the adoption of ASC 606.
Solid Capacitors
The table below sets forth net sales, operating income and operating income as a percentage of net sales for our Solid Capacitors reportable segment for fiscal years 2019 and 2018 (amounts in thousands, except percentages):

	For the Fiscal Years Ended
	March 31, 2019		March 31, 2018
	Amount	% to Net Sales	Amount	% to Net Sales
Tantalum product line net sales	$563,255		$495,114
Ceramic product line net sales	372,583		276,126
Solid Capacitors net sales	$935,838		$771,240
Solid Capacitors operating income	$348,150	37.2%	$234,473	30.4%
Net Sales
Solid Capacitors net sales of $935.8 million in fiscal year 2019 increased $164.6 million or 21.3% from $771.2 million in fiscal year 2018. Tantalum product line net sales of $563.3 million in fiscal year 2019 increased $68.1 million or 13.8% from $495.1 million in fiscal year 2018. Ceramic product line net sales of $372.6 million in fiscal year 2019 increased $96.5 million or 34.9% from $276.1 million in fiscal year 2018.
The increase in Solid Capacitors net sales was primarily driven by a $111.8 million increase in distributor sales across the Americas, APAC, and EMEA regions. The $111.8 million increase consisted of a $72.8 million increase in Ceramic product line sales and a $39.0 million increase in Tantalum product line sales. Also contributing to the increase in net sales was a $30.6 million increase in OEM sales across the APAC, EMEA, and JPKO regions, and a $28.0 million increase in EMS sales across all regions. These increases in net sales were partially offset by a $3.2 million decrease in distributor sales in the JPKO region and a $2.7 million decrease in OEM sales in the Americas region. In addition, Solid Capacitors net sales was unfavorably impacted by $0.5 million from foreign currency exchange due to the change in the value of the Euro compared to the U.S. dollar.

Reportable Segment Operating Income
Segment operating income of $348.2 million for fiscal year 2019 increased $113.7 million or 48.5% from $234.5 million for fiscal year 2018. The increase in operating income was primarily attributable to an increase in gross margin of $118.4 million, which was driven by an increase in net sales, as well as continued margin improvement due to our restructuring activities, vertical integration, and manufacturing process improvements resulting from our cost reduction activities. Also contributing to the increase in operating income was a $2.5 million decrease in SG&A expenses and a $0.5 million decrease in net loss on write down and disposal of long-lived assets. Partially offsetting these improvements was a $3.9 million increase in restructuring charges and a $3.8 million increase in R&D expenses.
Film and Electrolytic
The table below sets forth net sales, operating income and operating income as a percentage of net sales for our Film and Electrolytic reportable segment for the fiscal years 2019 and 2018 (amounts in thousands, except percentages):

	For the Fiscal Years Ended
	March 31, 2019		March 31, 2018
	Amount	% to Net Sales	Amount	% to Net Sales
Net sales (1)	$206,240		$201,977
Segment operating income (1)	8,183	4.0%	3,622	1.8%
______________________________________________
(1) Fiscal year ending March 31, 2018 adjusted due to the adoption of ASC 606.
Net Sales
Film and Electrolytic net sales of $206.2 million in fiscal year 2019 increased $4.3 million or 2.1% from $202.0 million in fiscal year 2018. The increase in net sales was primarily driven by a $10.5 million increase in distributor sales across the Americas and EMEA regions. Also contributing to the increase in net sales was $1.7 million increase in EMS sales in the Americas region and a $0.8 million increase in OEM sales in the JPKO region. These increases in net sales were partially offset by a $5.6 million decrease in OEM sales across the APAC and EMEA regions and a $3.1 million decrease in distributor sales across the APAC and JPKO regions. In addition, there was an unfavorable impact of $0.1 million from foreign currency exchange primarily due to the change in the value of the Euro compared to the U.S. dollar.
Reportable Segment Operating Income
Segment operating income of $8.2 million in fiscal year 2019 increased $4.6 million from $3.6 million in fiscal year 2018. The increase in operating income was primarily attributable to a $4.8 million increase in gross margin driven by an increase in net sales, as well as continued margin improvement due to our restructuring activities and manufacturing process improvements resulting from our cost reduction activities. The increase was also attributed to a $3.1 million decrease in restructuring charges and a $0.6 million decrease in SG&A expenses. These improvements were partially offset by a $3.3 million decrease in net gain on write down and disposal of long-lived assets and a $0.6 million increase in R&D expenses.
Electro-Magnetic, Sensors, and Actuators
The following table sets forth net sales, operating income, and operating income as a percentage of net sales for our MSA reportable segment in fiscal years 2019 and 2018 (amounts in thousands, except percentages).

	For the Fiscal Years Ended
	March 31, 2019		March 31, 2018
	Amount	% to Net Sales	Amount	% to Net Sales
Net sales	$240,740		$226,964
Segment operating income	22,546	9.4%	15,694	6.9%
Net Sales
MSA net sales of $240.7 million in fiscal year 2019 increased $13.8 million or 6.1% from $227.0 million in fiscal year 2018. The increase in net sales was primarily driven by a $15.0 million increase in OEM sales in the JPKO region. Also contributing to the increase in net sales was a $4.3 million increase in EMS sales across all regions and a $3.7 million increase in distributor sales across the Americas and EMEA regions. These increase in net sales were partially offset by a $5.5 million decrease in distributor sales across the APAC and JPKO regions and a $3.8 million decrease in OEM sales across the Americas, APAC, and JPKO regions.
Reportable Segment Operating Income
Segment operating income of $22.5 million in fiscal year 2019 increased $6.9 million from $15.7 million in fiscal year 2018. The increase in operating income was primarily due to a $6.6 million decrease in SG&A expenses resulting from a decrease in payroll expenses that was caused by a reduction in head count. Also contributing to the increase in operating income was a $2.9 million decrease in restructuring charges, a $1.3 million decrease in net loss on write down and disposal of long-lived assets, and a $0.2 million decrease in R&D expenses. Partially offsetting these improvements was a $4.1 million decrease in gross margin, which was primarily driven by a change in the sales mix to lower margin products.
Consolidated Comparison of Fiscal Year 2018 to Fiscal Year 2017
Net sales
Net sales of $1.2 billion for fiscal year 2018 increased 58.5% from $757.3 million for fiscal year 2017. Solid Capacitor and Film and Electrolytic sales increased by $196.1 million and $19.7 million, respectively and net sales for MSA, our new reportable segment in fiscal year 2018, was $227.0 million. Prior to the acquisition of TOKIN on April 19, 2017, the Company did not have any MSA sales.
The increase in Solid Capacitors net sales was primarily driven by the addition of net sales of $133.8 million resulting from the TOKIN acquisition and an increase in net sales to the legacy products distributor channel of $81.7 million. To a lesser degree, an increase in legacy Ceramic products' net sales of $6.0 million in the EMS channel across all regions and $10.2 million in the OEM channel in the EMEA and APAC regions also contributed to the increase in Solid Capacitors net sales. These increases were partially offset by a $28.0 million decrease in net sales in the OEM channel for legacy Tantalum products across all regions. In addition, Solid Capacitors net sales was favorably impacted by $6.1 million from foreign currency exchange due to the change in the value of the Euro compared to the U.S. dollar.
The increase in Film and Electrolytic net sales was driven by an increase in net sales in the distributor channel across the APAC and EMEA regions of $13.7 million, and to a lesser degree, a $3.3 million increase in net sales in the OEM channel of the EMEA region and a $4.2 million increase in the EMS channel across the Americas, EMEA, and APAC regions. These increases were partially offset by a decrease in net sales of $1.2 million in the OEM channel across the Americas, APAC, and JPKO regions. In addition, there was a favorable impact of $7.6 million from foreign currency exchange primarily due to the change in the value of the Euro compared to the U.S. dollar.
In fiscal years 2018 and 2017, net sales by region were as follows (dollars in thousands):

	Fiscal Year 2018		Fiscal Year 2017
	Net Sales	% of Total	Net Sales	% of Total
APAC	$479,987	40.0%	$288,764	38.1%
EMEA	277,898	23.1%	237,437	31.4%
Americas	259,105	21.6%	224,056	29.6%
JPKO	183,191	15.3%	7,081	0.9%
Total	$1,200,181		$757,338
In fiscal years 2018 and 2017, the percentages of net sales by channel to total net sales were as follows:

	Fiscal Year 2018		Fiscal Year 2017
	Net Sales	% of Total	Net Sales	% of Total
OEM	$563,495	46.9%	$246,397	32.5%
Distributors	470,324	39.2%	354,639	46.8%
EMS	166,362	13.9%	156,302	20.7%
Total	$1,200,181		$757,338
Gross Margin
Gross margin for the fiscal year ended March 31, 2018 of $339.4 million (28.3% of net sales) increased $154.0 million or 83.1% from $185.4 million (24.5% of net sales) in the prior fiscal year. Gross margin as a percentage of net sales improved 380 basis points.

Solid Capacitors gross margin increased $100.4 million, or 57.5% due to an increase in net sales, cost improvements in vertical integration, favorable foreign currency impact to manufacturing costs, and manufacturing process improvements resulting from annual cost reduction activities, as well as our acquisition of TOKIN. TOKIN contributed $47.0 million to Solid Capacitors gross margin in fiscal year 2018.
Film and Electrolytic gross margin increased $4.3 million, or 39.9% due an increase in net sales, as well as the benefit of completed restructuring activities.
MSA gross margin was $49.3 million for the fiscal year ended March 31, 2018.
SG&A
SG&A expenses of $173.6 million (14.5% of net sales) for fiscal year 2018 increased $66.0 million or 61.3% compared to $107.7 million (14.2% of net sales) for fiscal year 2017. The increase was primarily attributable to $41.9 million in SG&A expenses incurred by TOKIN for the fiscal year ended March 31, 2018. In addition, the increase was related to $15.7 million in increased payroll-related expenses and benefits, a $9.1 million increase in office related expenses and rent, a $4.1 million increase in professional fees and a $2.4 million increase in travel related expenses. These increases were partially offset by a $7.0 million decrease in ERP integration and technology transition costs and a $0.4 million decrease in legal expenses.
Research and Development
R&D expenses of $39.1 million (3.3% of net sales) for fiscal year 2018 increased $12.4 million or 46.5% compared to $26.7 million (3.5% of net sales). The increase was primarily related to $10.1 million in R&D expenses incurred by TOKIN for fiscal year 2018 and $2.2 million in increased payroll-related expenses.
(Gain) Loss on Write Down and Disposal of Long-Lived Assets
During fiscal year 2018, the Company recorded a net gain on the write down and disposal of long-lived assets of $1.0 million, which was comprised of $1.2 million in net gains on the sale and disposal of long-lived assets offset by $0.2 million in impairment charges. The net gains on the sale and disposal of long-lived assets were primarily related to the sale of equipment, land, and buildings from KFM, which was shut down in fiscal year 2017. On March 13, 2018, the Company sold KFM's land and buildings to a third party for a gross sales price of $3.6 million. The net proceeds realized by the Company were approximately $3.4 million after payment of $0.2 million in closing costs. The Company realized a gain on the sale of the land and buildings of approximately $1.9 million during the year ended March 31, 2018 as a result of the sale. In addition, the Company sold KFM's equipment for a $1.4 million gain. These gains were partially offset by MSA's loss on disposals of assets of $1.3 million primarily related to equipment and buildings used for discontinued products and Solid Capacitors' loss of approximately $0.6 million related to the relocation of its K-Salt operations from a leased facility to its existing Matamoros, Mexico facility.
During fiscal year 2017, the Company recorded a net loss on write down and disposal of long-lived assets of $10.7 million, which was comprised of $10.3 million in impairment charges and $0.4 million in net losses on the sale and disposal of long-lived assets. In fiscal year 2017, Film and Electrolytic incurred impairment charges totaling $8.2 million. The impairment charges consisted of the following two actions.
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
In fiscal year 2017, Solid Capacitors incurred impairment charges totaling $2.1 million related to the relocation of our leased K-salt facility to our existing Matamoros, Mexico facility.
Restructuring Charges
Restructuring charges of $14.8 million in fiscal year 2018 increased $9.4 million or 174.7% from $5.4 million in fiscal year 2017.
The Company incurred $14.8 million in restructuring charges in the fiscal year ended March 31, 2018, comprised of $12.6 million related to personnel reduction costs and $2.3 million of relocation and exit costs.

The personnel reduction costs of $12.6 million were due to $5.2 million related to a voluntary reduction in force in the Film and Electrolytic reportable segment's Italian operations; $4.4 million related to a headcount reduction in the TOKIN legacy group across various internal and operational functions; $2.7 million in severance charges across various overhead functions in the Simpsonville, South Carolina office as these functions were relocated to the Company's new corporate headquarters in Fort Lauderdale, Florida; and $0.2 million in headcount reductions related to a European sales reorganization.
The relocation and exit costs of $2.3 million included $0.9 million in lease termination penalties related to the relocation of global marketing, finance and accounting, and information technology functions to the Company's Fort Lauderdale office, $0.8 million in expenses related to the relocation of the K-Salt operations to the existing Matamoros, Mexico plant, $0.4 million in exit costs related to the shut-down of operations for KFM, and $0.1 million related to the transfer of certain Tantalum production from Simpsonville, South Carolina to Victoria, Mexico.
The Company incurred $5.4 million in restructuring charges in the fiscal year ended March 31, 2017, including $2.2 million related to personnel reduction costs and $3.2 million of relocation and exit costs.
The personnel reduction costs of $2.2 million corresponded with the following: $0.3 million related to the consolidation of certain Solid Capacitor manufacturing in Matamoros, Mexico; $0.4 million for headcount reductions related to the shut-down of operations for KFM; $0.3 million related to headcount reductions in Europe (primarily Italy and Landsberg, Germany) corresponding with the relocation of certain production lines and laboratories to lower cost regions; $0.3 million for overhead reductions in Sweden; $0.3 million in U.S. headcount reductions related to the relocation of global marketing functions to the Company’s Fort Lauderdale, Florida office; $0.3 million in headcount reductions related to the transfer of certain Tantalum production from Simpsonville, South Carolina to Victoria, Mexico; $0.2 million in overhead reductions for the relocation of research and development operations from Weymouth, England to Evora, Portugal; and $0.1 million in manufacturing headcount reductions related to the relocation of the K-Salt operations to the existing Matamoros, Mexico plant.
The relocation and exit costs of $3.2 million included $1.9 million in expenses related to contract termination costs related to the shut-down of operations for KFM; $0.6 million in expenses related to the relocation of the K-Salt operations to the existing Matamoros, Mexico plant; $0.6 million for transfers of Film and Electrolytic production lines and R&D functions to lower cost regions; and $0.1 million related to the transfer of certain Tantalum production from Simpsonville, South Carolina to Victoria, Mexico.
Operating Income
Operating income for fiscal year 2018 of $112.9 million increased $77.9 million compared to operating income of $35.0 million in fiscal year 2017. The improvement was primarily due a $154.0 million increase in gross margin and an $11.7 million improvement in (gain) loss on write down and disposal of long-lived assets. These improvements to operating income were partially offset by a $66.0 million increase in SG&A expenses, a $12.4 million increase in R&D expenses, and a $9.4 million increase in restructuring charges.
Non-Operating (Income) Expense, net
Non-operating income, net was $74.2 million in fiscal year 2018 compared to a net expense of $25.2 million in fiscal year 2017. The $99.4 million improvement was primarily due to a $130.9 million gain on acquisition in fiscal 2018 and a $7.7 million decrease in net interest and amortization expense under the Term Loan and Credit Agreement for fiscal year 2018 as compared to net interest and amortization expense under the Senior Notes in fiscal year 2017. Partially offsetting these favorable changes were the following unfavorable changes: a $16.9 million net unfavorable change in foreign currency exchange gain/(loss), which was primarily due to the change in the value of the Chinese Yuan Renminbi, Euro, Great Britain Pound, Thai Baht, and Japanese Yen, compared to the U.S. dollar; a $10.7 million decrease in gains related to the TOKIN Option as there was no such gain recorded in fiscal year 2018 compared to fiscal year 2017; $11.3 million in antitrust litigation fines recorded in fiscal year 2018, $1.1 million in integration expenses incurred by TOKIN in fiscal year 2018, and $0.6 million increase in net other operating expenses.
Income Taxes
Income tax expense of $9.1 million in fiscal year 2018 increased $4.8 million compared to income tax expense of $4.3 million in fiscal year 2017. The increase was primarily driven by income tax expense from foreign operations. Of the $4.8 million increase, $3.3 million related income tax expense from operations of newly acquired subsidiaries.
Fiscal year 2018 income tax expense of $9.1 million was comprised of 9.7 million in income tax expense related to foreign operations and a $0.6 million of U.S. federal income tax benefit. The U.S. federal benefit of $0.6 million included an estimated $0.8 million tax benefit resulting from the Tax Cuts and Jobs Act of 2017.

Fiscal year 2017 income tax expense of $4.3 million was comprised of $4.3 million in foreign income tax expense. No U.S. federal income tax expense benefit was recognized for the U.S. taxable loss for fiscal year 2017 due to a valuation allowance provided for U.S. net operating losses.
Equity Income (Loss) from Equity Method Investments
In fiscal year 2018, we incurred equity income related to our equity method investments of $76.2 million compared to $41.6 million in fiscal year 2017. The increase was primarily due to equity income of $84.2 million related to our 34% economic interest in TOKIN for the 19-day period ended April 19, 2017, which included the gain on the sale of the EMD business. The increase was also due to $0.8 million and $0.4 million of income from TOKIN's equity method investments, Nippon Yttrium Co., Ltd ("NYC") and NT Sales Co., Ltd ("NTS"), respectively. Partially offsetting these favorable items was a $9.0 million removal of the balance of the cost basis of the portion of equity investment related to the EMD division which was established at the time of initial acquisition of 34% of TOKIN, as well as $0.1 million of loss from our joint venture with Novasentis.
Reportable Segment Comparison of Fiscal Year 2018 to Fiscal Year 2017
The following table sets forth the operating income (loss) for each of our reportable segments for the fiscal years 2018 and 2017. The table also sets forth each of the reportable segments’ net sales as a percentage of total net sales and the operating income components as a percentage of total net sales (amounts in thousands, except percentages):

	For the Fiscal Years Ended
	March 31, 2018		March 31, 2017
	Amount	% of Total Sales	Amount	% of Total Sales
Net sales
Solid Capacitors	$771,240	64.3%	$575,110	75.9%
Film and Electrolytic (1)	201,977	16.8%	182,228	24.1%
MSA	226,964	18.9%	—	—%
Total (1)	$1,200,181	100.0%	$757,338	100.0%

Operating income (loss)
Solid Capacitors	$234,473		$147,662
Film and Electrolytic (1)	3,622		(9,028)
MSA (2)	15,694		—
Corporate (1)	(140,937)		(103,666)
Total	$112,852	9.4%	$34,968	4.6%
_______________________________________________
(1) Fiscal years ending March 31, 2018 and 2017 adjusted due to the adoption of ASC 606.
(2) After the TOKIN acquisition in fiscal year 2018, MSA became a new reportable segment.

Solid Capacitors
The table below sets forth net sales, operating income and operating income as a percentage of net sales for our Solid Capacitors reportable segment for the fiscal years 2018 and 2017 (amounts in thousands, except percentages):

	For the Fiscal Years Ended
	March 31, 2018		March 31, 2017
	Amount	% to Net Sales	Amount	% to Net Sales
Tantalum product line net sales	$495,114		$342,184
Ceramic product line net sales	276,126		232,926
Net sales	$771,240		$575,110
Segment operating income	$234,473	30.4%	$147,662	25.7%

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
The increase in Solid Capacitors net sales was primarily driven by the addition of net sales of $133.8 million resulting from the TOKIN acquisition and an increase in net sales to the legacy products distributor channel of $81.7 million. To a lesser degree, an increase in legacy Ceramic products' net sales of $6.0 million in the EMS channel across all regions and $10.2 million in the OEM channel in the EMEA and APAC regions also contributed to the increase in Solid Capacitors net sales. These increases were partially offset by a $28.0 million decrease in net sales in the OEM channel for legacy Tantalum products across all regions. In addition, Solid Capacitors net sales was favorably impacted by $6.1 million from foreign currency exchange due to the change in the value of the Euro compared to the U.S. dollar.
Reportable Segment Operating Income
Segment operating income of $234.5 million for fiscal year 2018 increased $86.8 million or 58.8% from $147.7 million for fiscal year 2017. The increase in operating income was primarily attributable to an increase in gross margin of $100.4 million. TOKIN contributed $47.0 million in additional gross margin in fiscal year 2018. Legacy KEMET gross margin increased $53.3 million, or 30.6%, primarily driven by an increase in net sales, cost improvements in vertical integration, favorable foreign currency impact to manufacturing costs, and manufacturing process improvements resulting from our cost reduction activities. In addition, there was a $1.6 million improvement in (gain) loss on write down and disposal of long-lived assets. Partially offsetting these improvements were a $10.5 million increase in SG&A expenses and a $5.0 million increase in R&D expenses. TOKIN accounted for $10.2 million of the increase in SG&A expenses and $4.1 million of the increase in R&D expenses.
Film and Electrolytic
The table below sets forth net sales, operating income (loss) and operating income (loss) as a percentage of net sales for our Film and Electrolytic reportable segment for the fiscal years 2018 and 2017 (amounts in thousands, except percentages):

	For the Fiscal Years Ended
	March 31, 2018		March 31, 2017
	Amount	% to Net Sales	Amount	% to Net Sales
Net sales (1)	$201,977		$182,228
Segment operating income (loss) (1)	3,622	1.8%	(9,028)	(5.0)%
_______________________________________________
(1) Fiscal years ending March 31, 2018 and 2017 adjusted due to the adoption of ASC 606
Net Sales
Film and Electrolytic net sales of $202.0 million in fiscal year 2018 increased $19.7 million or 10.8% from $182.2 million in fiscal year 2017. The increase in net sales was primarily driven by an increase in net sales in the distributor channel across all the APAC and EMEA regions of $13.7 million,a $3.3 million increase in net sales in the OEM channel of the EMEA region and a $4.2 million increase in the EMS channel across the Americas, EMEA, and APAC regions. These increases were partially offset by a decrease in net sales of $1.2 million in the OEM channel across the Americas, APAC, and JPKO regions. In addition, there was a favorable impact of $7.6 million from foreign currency exchange primarily due to the change in the value of the Euro compared to the U.S. dollar.
Reportable Segment Operating Income (Loss)
Segment operating income of $3.6 million in fiscal year 2018 improved $12.7 million from $9.0 million of operating loss in fiscal year 2017. The improvement was primarily attributable to a $4.3 million increase in gross margin driven by higher net sales, as well as the benefit of completed restructuring activities. The increase was also attributed to an $11.7 million improvement in (gain) loss on the write down and disposal of long-lived assets. These improvements were partially offset by a $2.1 million increase in restructuring charges, a $0.7 million increase in SG&A expenses, and a $0.6 million increase in R&D expenses.

Liquidity and Capital Resources
Our liquidity needs arise from working capital requirements, acquisitions, capital expenditures, principal and interest payments on debt, costs associated with the implementation of our restructuring plans, and dividend payments. Historically, these cash needs have been met by cash flows from operations, borrowings under our loan agreements, and existing cash and cash equivalents balances.
TOKIN Term Loan Facility
On October 29, 2018, the Company entered into the TOKIN Term Loan Facility and received funding on November 7, 2018. The proceeds, which were net of an arrangement fee withheld from the funding amount, were JPY 32.1 billion, or approximately $283.9 million using the exchange rate as of November 7, 2018. Net of the arrangement fee, bank issuance costs, and other indirect issuance costs, the Company's net proceeds from the TOKIN Term Loan Facility was $281.8 million.
The proceeds from the TOKIN Term Loan Facility were used by TOKIN to make Intercompany Loans. The proceeds, along with other cash on hand, were used to prepay in full the outstanding amounts under the Company’s Term Loan Credit Agreement of $323.4 million and a prepayment premium of 1.0%.
The TOKIN Term Loan Facility consists of (i) a JPY 16.5 billion (approximately $146.0 million using the exchange rate as of November 7, 2018) Term Loan A tranche (the “Term Loan A”) and (ii) a JPY 16.5 billion (approximately $146.0 million using the exchange rate as of November 7, 2018) Term Loan B tranche (the “Term Loan B” and, together with the Term Loan A, collectively, the “Term Loans”). Principal payments under Term Loan A are required semi-annually, in the amount of JPY 1.4 billion (approximately $12.4 million using the exchange rate as of March 31, 2019), while the principal of Term Loan B is due in one payment at maturity. At each reporting period, the carrying value of the loan is translated from JPY to U.S. Dollars (“USD”) using the spot exchange rate as of the end of the reporting period. The carrying value of the TOKIN Term Loan Facility at March 31, 2019 was $276.8 million.
Interest payments are due semi-annually on the Term Loans, with the interest rate based on a margin over the six-month Japanese TIBOR. The applicable margin for Term Loan A is 2.00% and for Term Loan B is 2.25%. Japanese TIBOR at March 31, 2019 was 0.13%. Interest payable related to the TOKIN Term Loan Facility included in the line item “Accrued expenses” on the Condensed Consolidated Balance Sheets was $0.1 million as of March 31, 2019.
The Term Loans mature on September 30, 2024. KEMET and certain subsidiaries of TOKIN provided guarantees of the obligations under the Term Loans, which will also be secured by certain assets, properties and equity interests of TOKIN and its material subsidiaries. The Term Loans contain customary covenants applicable to both the Company and to TOKIN, including maintenance of a consolidated net leverage ratio, the absence of two consecutive years of consolidated operating losses and the maintenance of certain required levels of consolidated net assets. The TOKIN Term Loan Facility also contains customary events of default. The Company may prepay the Term Loans at any time, subject to certain notice requirements and reimbursement of loan breakage costs.
Revolving Line of Credit
In connection with the closing of the TOKIN Term Loan Facility on October 29, 2018, the Company entered into Amendment No. 10 to the Loan and Security Agreement, Waiver and Consent (the “Revolver Amendment”), by and among KEMET, KEC, the other borrowers named therein, the financial institutions party thereto as lenders and Bank of America, N.A., a national banking association, as agent for the lenders. The Revolver Amendment provides the Company with, among other things, increased flexibility for certain restricted payments (including dividends), and released certain pledges that allowed the Company to obtain the TOKIN Term Loan Facility to pay down the Term Loan Credit Agreement. The revolving line of credit has a facility amount of up to $75.0 million which is based on factors including outstanding eligible accounts receivable, inventory, and equipment collateral. There were no borrowings under the revolving line of credit during fiscal year 2019, and the Company’s available borrowing capacity under the Loan and Security Agreement was $66.0 million as of March 31, 2019.
Customer Advances
In September, November, and February of fiscal year 2019, the Company entered into three agreements with different customers (the “Customers”) pursuant to which the Customers agreed to make advances (collectively, the “Advances”) to the Company in an aggregate amount of up to $72.0 million (collectively, the “Customer Capacity Agreements”). The Company is using these Advances to fund the purchase of production equipment and to make other investments and improvements in its business and operations (the “Investments”) to increase overall capacity to produce various electronic components of the type and part as may be sold by the Company to the Customers from time to time. The Company retains all rights to the production equipment purchased with the funds from the Advances. The Advances from the Customers are being made in quarterly installments (“Installments”) over an expected period of 18 to 24 months from the effective date of the Customer Capacity Agreements.
The Advances will be repaid beginning on the date that production from the Investments is sufficient to meet the Company's obligations under the agreements with the Customers. Repayments will be made on a quarterly basis as determined by calculations that generally consider the number of components purchased by the Customers during the quarter. Repayments based on the calculations will continue until either the Advances are repaid in full, or December 31, 2038 for all three Customers. The Company has a quarterly repayment cap in the agreement with each of the Customers and is not required to make any quarterly repayments to the Customers that in the aggregate exceeds $1.8 million. If the Customers do not purchase a number of components that would require full repayment of the Advances by December 31, 2038, then the Advances shall be deemed repaid in full. Additionally, if the Customers do not purchase a number of components that would require a payment on the Advances for a period of 16 consecutive quarters, the Advances shall be deemed repaid in full.
As of March 31, 2019, the Company has received a total of $13.4 million in Advances from these Customers. Since the debt is non-interest bearing, we have recorded debt discounts on the Advances. These discounts are being amortized over the expected life of the Advances through interest expense. During fiscal year 2019, the Company had $16.3 million in capital expenditures related to the Customer Capacity Agreements.
Derivatives
On November 7, 2018, the Company entered into two cross-currency swaps designated as fair value hedges to hedge the foreign currency risk on the Intercompany Loans. These agreements are contracts to exchange floating-rate payments in JPY with floating rate payments in USD. The swaps are intended to offset in the same period the remeasurement of the carrying value of the underlying foreign currency Intercompany Loans. The terms of these cross-currency swaps are as follows:

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

Also, on November 7, 2018, the Company entered into a cross-currency swap designated as a net investment hedge to hedge the JPY currency exposure of the Company's net investment in TOKIN. This agreement is a contract to exchange fixed-rate payments in one currency for fixed-rate payments in another currency. The terms of this cross-currency swap are as follows:

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

Short-term Liquidity
Cash and cash equivalents of $207.9 million as of March 31, 2019 decreased $78.9 million from $286.8 million as of March 31, 2018. Our net working capital (current assets less current liabilities) decreased $27.7 million, with the balance as of March 31, 2019 of $363.6 million compared to $391.3 million of net working capital as of March 31, 2018, with the decrease primarily driven by the cash holdings of TOKIN. Cash and cash equivalents held by our foreign subsidiaries totaled $139.6 million and $196.8 million at March 31, 2019 and 2018, respectively, with the decrease primarily driven by cash holdings of TOKIN and Suzhou, China. Our operating income outside the U.S. is no longer deemed to be permanently reinvested in foreign jurisdictions. However, we currently do not intend nor foresee a need to repatriate cash and cash equivalents held by foreign subsidiaries. If these funds are needed for our operations in the U.S., we may be required to accrue U.S. withholding taxes on the distributed foreign earnings.
Based on our current operating plans, we believe domestic cash and cash equivalents, including expected cash generated from operations, are sufficient to fund our operating requirements for at least the next twelve months, including $6.3 million in interest payments, $28.4 million in debt principal payments, $120.0 million to $135.0 million in capital expenditures, excluding approximately $45.0 million to $50.0 million of customer-funded capacity expansion related to Customer Capacity Agreements, $1.9 million in restructuring payments, and $11.6 million in expected cash dividends. The Company's expected capital expenditures in fiscal year 2020 mainly relate to the Company's continued plan of capacity expansion to support future growth, and to improve our information technology infrastructure around the world. As of March 31, 2019, our borrowing capacity, which is based on factors including outstanding eligible accounts receivable, inventory and equipment collateral, under the revolving line of credit was $66.0 million. The revolving line of credit expires on April 28, 2022.
Cash and cash equivalents decreased by $78.9 million during the year ended March 31, 2019, as compared to an increase of $177.1 million during the year ended March 31, 2018 and an increase of $44.8 million during the year ended March 31, 2017 as follows (amounts in thousands):

	Fiscal Years Ended March 31,
	2019	2018	2017
Net cash provided by (used in) operating activities (1)	$131,731	$120,761	$71,667
Net cash provided by (used in) investing activities	(147,012)	102,364	(25,598)
Net cash provided by (used in) financing activities	(56,657)	(55,798)	(125)
Effect of foreign currency fluctuations on cash (2)	(6,990)	9,745	(1,174)
Net increase (decrease) in cash, cash equivalents, and restricted cash	$(78,928)	$177,072	$44,770
_______________________________________________
(1) Fiscal years ended March 31, 2018 and 2017 adjusted due to the adoption of ASC 606.
(2) Fiscal year ended March 31, 2018 adjusted due to the adoption of ASC 606.
Operating Cash Flow Activities
During fiscal years 2019, 2018, and 2017, cash provided by operating activities totaled $131.7 million, $120.8 million, and $71.7 million, respectively. During fiscal year 2019, cash provided by operating activities was positively impacted by our net income of $206.6 million, a $7.7 million increase in accounts payable, and a $1.0 million decrease in accrued income taxes. Operating cash flows were negatively impacted by a $70.6 million decrease in other operating liabilities, a $42.8 million increase in inventories, an $8.9 million increase in accounts receivable, and a $4.4 million increase in prepaid expenses and other assets. The decrease in other operating liabilities was driven by a $46.3 million decrease in accruals for TOKIN anti-trust fines and a $7.8 million decrease in restructuring liabilities. The increase in inventory is due to increased customer demand.
During fiscal year 2018, cash provided by operating activities was positively impacted by our net income of $254.1 million. Excluding the acquired balances from TOKIN, operating cash flows were also positively impacted by a $30.2 million decrease in accounts receivable, a $4.3 million decrease in prepaid expenses and other assets, and a $1.3 million increase in accrued income taxes. Excluding the acquired balances from TOKIN, operating cash flows were negatively impacted by a $16.1 million decrease in accounts payable and a $13.8 million increase in inventories.
During fiscal year 2017, cash provided by operating activities was positively impacted by our net income of $47.2 million, a $16.8 million decrease in inventories, a $6.2 million increase in accounts payable, and a $1.7 million increase in other operating liabilities. Operating cash flows were negatively impacted by a $2.6 million increase in accounts receivable and a $1.8 million increase in prepaid expenses and other assets.
Investing Cash Flow Activities
During fiscal years 2019, 2018, and 2017, cash provided by (used in) investing activities totaled $(147.0) million, $102.4 million, and $(25.6) million, respectively. During fiscal year 2019, cash used in investing activities included capital expenditures of $146.1 million, primarily related to expanding capacity at our manufacturing facilities in Mexico, Portugal, China, Thailand and Japan, as well as information technology projects in the United States and Mexico. $16.3 million of the $146.1 million in capital expenditures were related to the Customer Capacity Agreements. Additionally, the Company invested $4.0 million in the form of capital contributions to KEMET Jianghai and Novasentis. Offsetting these uses of cash, we had asset sales of $2.3 million and received dividends of $0.8 million.
During fiscal year 2018, cash provided by investing activities was primarily due to $164.0 million in net cash received attributable to the bargain purchase of TOKIN. Additionally, we had proceeds from asset sales of $3.6 million and received dividends of $2.7 million. This was partially offset by capital expenditures of $65.0 million, primarily related to expanding capacity at our manufacturing facilities in Mexico, Portugal, China, Thailand and Japan, as well as for information technology projects in the United States and Mexico. In addition, the Company invested $3.0 million in the form of capital contributions to Novasentis.

During fiscal year 2017, cash used in investing activities was primarily due to capital expenditures of $25.6 million, primarily related to expanding capacity at our manufacturing facilities in Mexico, Italy, Portugal, and China.
Financing Cash Flow Activities
During fiscal years 2019, 2018, and 2017, cash used in financing activities totaled $56.7 million, $55.8 million, and $0.1 million, respectively. During fiscal year 2019, the Company received $281.8 million in proceeds from the TOKIN Term Loan Facility, net of discount, bank issuance costs, and other indirect issuance costs, $13.4 million in proceeds from advances from customers, as described in the earlier section titled "Customer Advances", received proceeds on an interest free loan from the Portuguese Government of $1.1 million, and received $0.5 million in cash proceeds from the exercise of stock options. The Company made $344.5 million in payments on long term debt, including two quarterly principal payments on the Term Loan Credit Agreement of $4.3 million, for a total of $8.6 million, $323.4 million to repay the remaining balance on the Term Loan Credit Agreement, and one principal payment on the TOKIN Term Loan Facility of $12.4 million. An early payment premium on the Term Loan Credit Agreement used $3.2 million in cash. Lastly, the Company paid two quarterly cash dividends for a total of $5.8 million.
During fiscal year 2018, cash used in financing activities was impacted by the following payments: (i) $353.0 million to pay off the remaining outstanding balance of the 10.5% Senior Notes, (ii) $33.9 million to repay the remaining outstanding balance of the revolving line of credit, and (iii) three quarterly principal payments on the Term Loan Credit Agreement for $4.3 million each, for a total of $12.9 million. The Company received $329.7 million in proceeds from the Term Loan Credit Agreement, net of discount, bank issuance costs, and other indirect issuance costs, received proceeds from the exercise of stock warrants and stock options for $8.8 million and $5.2 million, respectively, and received $0.3 million in proceeds on an interest free loan from the Portuguese Government.
During fiscal year 2017, the Company made $0.1 million in net payments on long-term debt, had cash outflows of $1.1 million for the purchase of treasury stock, and received $1.1 million from the exercise of stock options.
Commitments
At March 31, 2019, we had contractual obligations in the form of non-cancellable operating leases and debt, including interest payments (see Note 3, “Debt” and Note 15, “Commitments and Contingencies” to our consolidated financial statements), European social security, pension benefits, other post-retirement benefits, inventory purchase obligations, fixed asset purchase obligations, acquisition related obligations, and construction obligations as follows (amounts in thousands):

	Payment Due by Period
Contractual obligations	Total	Year 1	Years 2 - 3	Years 4 - 5	More than 5 years
Debt obligations (1)	$305,927	$28,430	$59,509	$55,708	$162,280
Interest obligations (1)	28,200	6,326	11,039	8,928	1,907
Operating lease obligations	48,311	10,898	14,302	9,402	13,709
Pension and other post-retirement benefits (2)	94,178	6,758	15,184	18,024	54,212
Employee separation liability	7,640	594	674	674	5,698
Restructuring liability	2,181	1,869	312	—	—
Purchase commitments	31,468	31,468	—	—	—
Capital lease obligations	2,049	993	888	168	—
Anti-trust fines and settlements (3)	34,880	21,712	10,203	2,965	—
Total	$554,834	$109,048	$112,111	$95,869	$237,806
_______________________________________________________________________________
(1) Refer to Note 3, “Debt” for additional information. Repayment of the Customer Capacity Agreements assumes the customers purchase products in a quantity sufficient to require the maximum permitted debt repayment amount per quarter.
(2) Reflects expected benefit payments through fiscal year 2029.
(3) In addition to amounts reflected in the table, an additional $2.9 million has been recorded in the line item "Accrued expenses," for which the timing of payment has not been determined.
Uncertain Income Tax Positions
We have recognized a liability for our unrecognized uncertain income tax positions of approximately $2.4 million as of March 31, 2019. The ultimate resolution and timing of payment for remaining matters continues to be uncertain and are, therefore, excluded from the above table.

Non-GAAP Financial Measures
To complement our Consolidated Statements of Operations and Cash Flows, we use non-GAAP financial measures of Adjusted gross margin, Adjusted operating income, Adjusted net income, and Adjusted EBITDA. We believe that Adjusted gross margin, Adjusted operating income, Adjusted net income, and Adjusted EBITDA are complements to U.S. GAAP amounts and such measures are useful to investors. The presentation of these non-GAAP measures is not meant to be considered in isolation or as an alternative to net income as an indicator of our performance, or as an alternative to cash flows from operating activities as a measure of liquidity.
The following table provides a reconciliation from U.S. GAAP Gross margin to non-GAAP Adjusted gross margin (amounts in thousands):

	Fiscal Years Ended March 31,
	2019	2018	2017

Net sales (1)	$1,382,818	$1,200,181	$757,338
Cost of sales (1)	924,276	860,744	571,944
Gross Margin (GAAP) (1)	458,542	339,437	185,394
Gross margin as a % of net sales	33.2%	28.3%	24.5%
Non-GAAP adjustments:
Plant start-up costs (2)	(927)	929	427
Stock-based compensation expense	2,756	1,519	1,384
Adjusted gross margin (non-GAAP) (1)	$460,371	$341,885	$187,205
Adjusted gross margin as a % of net sales	33.3%	28.5%	24.7%
_______________________________________________________________________________
(1) Fiscal years ending March 31, 2018 and 2017 adjusted due to the adoption of ASC 606.
(2) $0.9 million in costs incurred during fiscal year 2018 related to the relocation of the Company's tantalum powder facility equipment from Carson City, Nevada to its existing Matamoros, Mexico plant were reclassified from “Plant start-up costs” to “Restructuring charges” during fiscal year 2019.

The following table provides reconciliation from U.S. GAAP Operating income to non-GAAP Adjusted operating income (amounts in thousands):

	Fiscal Years Ended March 31,
	2019	2018	2017
Operating income (GAAP) (1)	$200,849	$112,852	$34,968
Non-GAAP adjustments:
(Gain) loss on write down and disposal of long-lived assets	1,660	(992)	10,671
ERP integration costs/IT transition costs	8,813	80	7,045
Stock-based compensation	12,866	7,657	4,720
Restructuring charges (2)	8,779	14,843	5,404
Legal expenses related to antitrust class actions	5,195	6,736	2,640
TOKIN investment-related expenses	—	—	1,101
Plant start-up costs (2)	(927)	929	427
Adjusted operating income (non-GAAP) (1)	$237,235	$142,105	$66,976
_______________________________________________________________________________
(1) Fiscal years ending March 31, 2018 and 2017 adjusted due to the adoption of ASC 606.
(2) $0.9 million in costs incurred during fiscal year 2018 related to the relocation of the Company's tantalum powder facility equipment from Carson City, Nevada to its existing Matamoros, Mexico plant were reclassified from “Plant start-up costs” to “Restructuring charges” during fiscal year 2019.

The following table provides a reconciliation from U.S. GAAP Net income to non-GAAP Adjusted net income (amounts in thousands):

	Fiscal Years Ended March 31,
	2019	2018	2017
Net income (GAAP) (1)	$206,587	$254,127	$47,157
Non-GAAP adjustments:
Equity (income) loss from equity method investments	3,304	(76,192)	(41,643)
Acquisition (gain) loss	—	(130,880)	—
Change in value of TOKIN options	—	—	(10,700)
(Gain) loss on write down and disposal of long-lived assets	1,660	(992)	10,671
Restructuring charges (2)	8,779	14,843	5,404
R&D grant reimbursements and grant income	(4,559)	—	—
ERP integration costs/IT transition costs	8,813	80	7,045
Stock-based compensation	12,866	7,657	4,720
Legal expenses/fines related to antitrust class actions	11,896	16,636	2,640
Net foreign exchange (gain) loss	(7,230)	13,145	(3,758)
TOKIN investment-related expenses	—	—	1,101
Plant start-up costs (2)	(927)	929	427
Amortization included in interest expense	1,872	2,467	761
Income tax effect of non-GAAP adjustments	(50,012)	(30)	(741)
Loss on early extinguishment of debt	15,946	486	—
Adjusted net income (non-GAAP) (1)	$208,995	$102,276	$23,084
____________________________________________________________________________
(1) Fiscal years ending March 31, 2018 and 2017 adjusted due to the adoption of ASC 606.
(2) $0.9 million in costs incurred during fiscal year 2018 related to the relocation of the Company's tantalum powder facility equipment from Carson City, Nevada to its existing Matamoros, Mexico plant were reclassified from “Plant start-up costs” to “Restructuring charges” during fiscal year 2019.

The following table provides reconciliation from U.S. GAAP Net income to non-GAAP Adjusted EBITDA (amounts in thousands):

	Fiscal Years Ended March 31,
	2019	2018	2017
Net income (U.S. GAAP) (1)	$206,587	$254,127	$47,157
Non-GAAP adjustments:
Income tax expense (benefit)	(39,460)	9,132	4,294
Interest expense, net	19,204	32,073	39,731
Depreciation and amortization	52,628	50,661	38,151
EBITDA (non-GAAP) (1)	238,959	345,993	129,333
Excluding the following items:
Equity (income) loss from equity method investments	3,304	(76,192)	(41,643)
Acquisition (gain) loss	—	(130,880)	—
Change in value of TOKIN options	—	—	(10,700)
(Gain) loss on write down and disposal of long-lived assets	1,660	(992)	10,671
ERP integration costs/IT transition costs	8,813	80	7,045
Stock-based compensation	12,866	7,657	4,720
Restructuring charges (2)	8,779	14,843	5,404
R&D grant reimbursements and grant income	(4,559)	—	—
Legal expenses/fines related to antitrust class actions	11,896	16,636	2,640
Net foreign exchange (gain) loss	(7,230)	13,145	(3,758)
TOKIN investment-related expenses	—	—	1,101
Plant start-up costs (2)	(927)	929	427
Loss on early extinguishment of debt	15,946	486	—
Adjusted EBITDA (non-GAAP) (1)	$289,507	$191,705	$105,240
____________________________________________________________________________
(1) Fiscal years ending March 31, 2018 and 2017 adjusted due to the adoption of ASC 606.
(2) $0.9 million in costs incurred during fiscal year 2018 related to the relocation of the Company's tantalum powder facility equipment from Carson City, Nevada to its existing Matamoros, Mexico plant were reclassified from “Plant start-up costs” to “Restructuring charges” during fiscal year 2019.
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
Adjusted operating income represents operating income, excluding adjustments which are outlined in the quantitative reconciliation provided above. We use Adjusted operating income to facilitate our analysis and understanding of our business operations by excluding the items outlined in the quantitative reconciliation provided above which might otherwise make comparisons of our ongoing business with prior periods more difficult and obscure trends in ongoing operations. The Company believes that Adjusted operating income is useful to investors because it provides a supplemental way to understand the underlying operating performance of the Company and allows investors to monitor and understand changes in our ability to generate income from ongoing operations.
Adjusted operating income should not be considered as an alternative to operating income or any other performance measure derived in accordance with U.S. GAAP.
Adjusted net income represents net income, excluding adjustments which are outlined in the quantitative reconciliation provided above. We use Adjusted net income to evaluate the Company’s operating performance by excluding the items outlined in the quantitative reconciliation provided above which might otherwise make comparisons of our ongoing business with prior periods more difficult and obscure trends in ongoing operations. The Company believes that adjusted net income is useful to investors because it provides a supplemental way to understand the underlying operating performance of the Company and allows investors to monitor and understand changes in our ability to generate income from ongoing operations.

Adjusted net income should not be considered as an alternative to net income, operating income or any other performance measures derived in accordance with U.S. GAAP.
Adjusted EBITDA represents net income before income tax expense, interest expense, net, and depreciation and amortization, excluding adjustments which are outlined in the quantitative reconciliation provided above. We present Adjusted EBITDA as a supplemental measure of our performance and ability to service debt. We also present adjusted EBITDA because we believe such measure is frequently used by securities analysts, investors and other interested parties in the evaluation of companies in our industry.
We believe adjusted EBITDA is an appropriate supplemental measure of debt service capacity because cash expenditures on interest are, by definition, available to pay interest, and tax expense is inversely correlated to interest expense because tax expense goes down as deductible interest expense goes up; depreciation and amortization are non-cash charges. The other items excluded from adjusted EBITDA are excluded to better reflect our continuing operations.
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

•	it is not adjusted for all non-cash income or expense items that are reflected in our Consolidated Statements of Cash Flows;

•	it does not reflect the impact of earnings or charges resulting from matters we consider not to be indicative of our ongoing operations;

•	it does not reflect limitations on or costs related to transferring earnings from our subsidiaries to us; and

•	other companies in our industry may calculate this measure differently than we do, limiting its usefulness as a comparative measure.
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
In March 2018, the FASB issued ASU No. 2018-05, Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin (“SAB”) No. 118. The amendments in this update provide guidance on when to record and disclose provisional amounts for certain income tax effects of the Tax Cuts and Jobs Act. The amendments also require any provisional amounts or subsequent adjustments to be included in net income from continuing operations. Additionally, this ASU discusses required disclosures that an entity must make with regard to the Act. This ASU is effective immediately as new information is available to adjust provisional amounts that were previously recorded. The Company has adopted this standard and has finalized its accounting for the Act. See Note 11, “Income Taxes” for additional information on the Act.
In August 2017, the FASB issued ASU No. 2017-12, Targeted Improvements to Accounting for Hedging Activities (“ASU 2017-12”). The ASU amends and simplifies existing guidance to allow companies to more accurately present the economic effects of risk management activities in the financial statements. For cash flow hedges existing on the date of adoption, an entity is required to eliminate the separate measurement of ineffectiveness in earnings by means of a cumulative-effect adjustment to accumulated other comprehensive income (“AOCI”) with a corresponding adjustment to the opening balance of retained earnings. ASU 2017-12 becomes effective for fiscal years and interim periods beginning after December 15, 2018 and early adoption is permitted. In the third quarter of fiscal year 2019, the Company entered into new derivative contracts and elected to early adopt the ASU effective as of October 1, 2018. The adoption of the standard did not result in a cumulative-effect adjustment since the Company has not previously had any ineffectiveness associated with its cash flows hedges.
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
In February 2016, the FASB issued ASU No. 2016-02 (“ASU 2016-02”), Leases, as modified by ASU 2017-03, Transition and Open Effective Date Information, requiring lessees to recognize a right-of-use asset and a lease liability for all leases. This ASU also requires expanded disclosures to help financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. The standard is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years and the Company will adopt ASU 2016-02 on April 1, 2019. The Company has substantially completed its preparation for the adoption of this ASU, and the ASU is expected to have a material impact on lease assets and lease liabilities on its Consolidated Balance Sheets upon adoption. This ASU is not expected to have a material effect on the amount of expense recognized in connection with the Company's current practice. The Company plans to elect the optional transition method that will give companies the option to use the effective date as the date of initial application on transition, and as a result, we will not adjust our comparative period financial information or make the new required lease disclosures for periods before the effective date. For information about the Company's future lease commitments as of March 31, 2019, see Note 15, "Commitments and Contingencies."
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which superseded existing accounting standards for revenue recognition and created a single framework. ASU 2014-09 and its amendments were included primarily in ASC 606. The core principle of ASC 606 is that an entity should recognize revenue for the transfer of goods or services equal to an amount that it expects to be entitled to receive for those goods or services. ASC 606 also requires additional disclosures about the nature, amount, timing, and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments. The Company adopted the requirements of ASC 606 effective in the first quarter of fiscal year 2019, using the full retrospective method, which required us to restate each prior reporting period presented. The Company has applied practical expedient ASC 606-10-65-1(f)(3) and notes that all previously reported historical amounts are adjusted for the impact of ASC 606. See Note 1, “Organization and Significant Accounting Polices,” for tables showing how the adoption of ASC 606 impacted our previously reported Consolidated Balance Sheet as of March 31, 2018 and our Consolidated Statements of Operations, Statements of Comprehensive Income, Statements of Changes in Stockholders' Equity, and Statements of Cash Flows for the fiscal years ended March 31, 2018 and 2017.
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

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Interest Rate Risk
On October 29, 2018, the Company entered into the TOKIN Term Loan Facility and received funding on November 7, 2018 at an equivalent of $292.0 million using the exchange rate on November 7, 2018. The TOKIN Term Loan Facility has a variable interest rate and had an outstanding principal balance of $285.5 million as of March 31, 2019. We are exposed to interest rate risk through the Term Loan Facility, and a 1% change in the interest rate would yield a $2.9 million change in interest expense on an annualized basis.
Foreign Currency Exchange Rate Risk
Given our international operations and sales, we are exposed to movements in foreign exchange rates. Of these, the most significant are currently the Euro, Japanese Yen, Thai Baht, Taiwan New Dollar, and Mexican Peso. A portion of our sales to our customers and operating costs in Europe, Japan, and Thailand are denominated in Euro, Japanese Yen, and Thai Baht, respectively, creating an exposure to foreign currency exchange rates. Also, a portion of our costs in our operations in Mexico are denominated in Mexican Pesos, creating an exposure to foreign currency exchange rates. Additionally, certain of our non-U.S. subsidiaries make sales denominated in U.S. dollars which expose them to foreign currency transaction gains and losses. Historically, to minimize our exposure, we periodically entered into forward foreign exchange contracts in which the future cash flows were hedged against the U.S. dollar (see Note 12, “Derivatives” to the Consolidated Financial Statements).
Additionally, during fiscal year 2019, the we entered into cross-currency swaps to hedge the foreign currency risk on Intercompany Loans and to hedge the JPY currency exposure of the Company's net investment in TOKIN. We use these derivative financial instruments primarily to reduce our exposure to adverse fluctuations in foreign currency exchange rates. We do not enter into derivative financial instruments for speculative purposes and our derivative positions are used to reduce risk by hedging an underlying economic exposure. Because of the high correlation between the hedging instrument and the underlying exposure, fluctuations in the value of the instruments are generally offset by reciprocal changes in the value of the underlying exposure.
A 10 percent weakening or strengthening of the U.S. dollar in relation to the foreign currencies we transact in would result in approximately a $14.2 million increase or a $11.9 million decrease to our net income, respectively.
Raw Material Price Risk
As a result of our tantalum vertical integration efforts which began in fiscal year 2012, we have reduced our exposure to price volatility and supply uncertainty in the tantalum supply chain. A majority of our tantalum needs are now met through our direct sourcing of conflict free tantalum ore or tantalum scrap reclaim, which is then processed into the intermediate product potassium heptafluorotantalate (commonly known as K-salt) at our facility in Mexico, before final processing into tantalum powder at KBP. Price increases for tantalum ore, or for the remaining tantalum powder that we source from third parties, could impact our financial performance as we may be unable to pass all such price increases on to our customers.
Silver and aluminum have generally been available in sufficient quantities, and we believe there are enough suppliers from which we can purchase our requirements. An increase in the price of silver and aluminum that we are unable to pass on to our customers, however, could have an adverse effect on our profitability.
To evaluate the impact of price changes in precious metals on net income we used the following assumptions: the selling prices of our products would not be impacted, all the precious metals change in the same direction at the same time, and we do not have commitment contracts in place. Under these assumptions, a 10 percent increase or decrease in the cost of precious metals would result in approximately a $11.0 million increase or decrease to our net income. We believe we have partially mitigated this risk through our vertical integration efforts.
ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
The response to this item is submitted as a separate section of this Form 10-K. See Item 15.
ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.    CONTROLS AND PROCEDURES.
Disclosure Controls and Procedures
As of March 31, 2019, our management, including the Company’s Chief Executive Officer and Chief Financial Officer, has performed an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) in ensuring that the information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our management has concluded that such disclosure controls and procedures were not effective as of March 31, 2019 (the end of the period covered by this Annual Report on Form 10-K), as a result of a material weakness in internal control over financial reporting, as described in Management’s Report on Internal Control over Financial Reporting below.
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
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company’s management conducted an assessment of the effectiveness of its internal control over financial reporting based on the criteria set forth in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework).
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s Annual or Interim Financial Statements will not be prevented or detected on a timely basis.
Because of certain control deficiencies in our internal control over financial reporting pertaining to the initiation and recording of net sales and accounts receivable, net at March 31, 2019, management has concluded that our internal control over financial reporting was not effective as of March 31, 2019. These control deficiencies create a reasonable possibility that a material misstatement to the consolidated financial statements would not be prevented or detected on a timely basis, and management has concluded that the control deficiencies represent a material weakness in internal control over financial reporting. Therefore, our internal control over financial reporting was not effective as of March 31, 2019.
As a result of the identified material weakness, management performed additional procedures to ensure that our year-end financial statements are accurate. Notwithstanding the identified material weakness as of March 31, 2019, management, including our Chief Executive Officer and our Chief Financial Officer, believes that the audited Consolidated Financial Statements contained in this Annual Report on Form 10-K fairly present, in all material respects, our financial condition, results of operations and cash flows for the fiscal years presented in conformity with GAAP. Additionally, this material weakness in our internal control over financial reporting did not identify or result in a material misstatement in the Company’s Consolidated Financial Statements for the year ended March 31, 2019.
The Company’s independent registered public accounting firm, Ernst & Young LLP, has issued an adverse opinion on the effectiveness of the Company’s internal control over financial reporting as of March 31, 2019, which is included herein. They have also audited our Consolidated Financial Statements included in this Annual Report on Form 10-K and have issued an unqualified opinion.

Remediation
Management is addressing the identified control deficiencies and is designing additional processes and controls to ensure they are remediated. The remediation plan includes identifying and implementing new controls as well as improving existing controls pertaining to the initiation and recording of net sales and accounts receivable, net, including enhanced employee training and identifying and implementing an appropriate suite of IT general controls and automated controls within the IT environments that support revenue initiation and recording.
We will work to remediate these deficiencies prior to the end of fiscal year 2020. However, the deficiencies will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that the controls are operating effectively.
Changes in Internal Control over Financial Reporting
In addition to the material weakness identified during the quarter and year end described above, as of March 31, 2019, there were changes in internal control related to the integration of the TOKIN operations acquired in fiscal year 2018, implementation efforts over new information technology solutions, and the design of internal controls for the implementation of the new lease standard that becomes effective in fiscal year 2020.
Other than those changes described above, there have been no other changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended March 31, 2019 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
ITEM 9B.    OTHER INFORMATION.
None.

PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
Other than the information under “Executive Officers” and “Other Key Employees” under Part I, Item 4A, the other information required by Item 10 is incorporated by reference from the Company’s definitive proxy statement for its annual stockholders meeting to be held on July 31, 2019 under the headings “Nominees for Board of Directors,” “Continuing Directors,” “Delinquent Section 16(a) Reports,” "Review, Approval or Ratification of Transactions with Related Persons," and “Information about the Board of Directors.”
ITEM 11.    EXECUTIVE COMPENSATION.
The information required by Item 11 is incorporated by reference from the Company’s definitive proxy statement for its annual stockholders’ meeting to be held on July 31, 2019 under the headings “Compensation Discussion and Analysis,” “Summary Compensation Table,” “Grants of Plan-Based Awards Table,” “Outstanding Equity Awards at Fiscal Year-End Table,” “Option Exercises and Stock Vested Table,” “Nonqualified Deferred Compensation Table,” “Potential Payments Upon Termination or Change in Control,” “Compensation of Directors,” “Director Compensation Table,” “Report of the Compensation Committee,” “Compensation Committee Interlocks and Insider Participation,” and "CEO Pay Ratio Table."
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
The information required by Item 12 is incorporated by reference from the Company’s definitive proxy statement for its annual stockholders’ meeting to be held on July 31, 2019 under the heading “Security Ownership,” and from “Equity Compensation Plan Disclosure” in Item 5 hereof.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
The information required by Item 13 is incorporated by reference from the Company’s definitive proxy statement for its annual stockholders’ meeting to be held on July 31, 2019 under the headings “Review, Approval or Ratification of Transactions with Related Persons” and “Information about the Board of Directors.”
ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES.
The information required by Item 14 is incorporated by reference from the Company’s definitive proxy statement for its annual stockholders’ meeting to be held on July 31, 2019 under the heading “Audit and Non-Audit Fees.”

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

2.2
Amendment No. 1 to the Stock Purchase Agreement dated as of December 12, 2012, by and among KEMET Electronics Corporation, NEC Corporation and NEC TOKIN Corporation (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K (File No. 1-15491) filed on December 14, 2012)

2.3
Definitive NEC TOKIN Stock Purchase Agreement dated as of February 23, 2017, by and between KEMET Electronics Corporation and NEC Corporation (incorporated by reference to Exhibit 2.1 to the Company's Current Report on form 8-K (File No. 1-15491) filed on February 23, 2017)

2.4
Master Sale and Purchase Agreement, dated February 23, 2017 between NEC TOKIN Corporation, NTJ Holdings 1 Ltd. and Japan Industrial Partner, Inc. (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K (File No. 1-15491) filed on April 20, 2017)

2.5
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

4.1	Description of Capital Stock

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

10.4	1992 Key Employee Stock Option Plan (incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K (File No. 1-15491) for the year ended March 31, 2009)*

10.5
Amendment No. 1 to KEMET Corporation 1992 Key Employee Stock Option Plan effective October 23, 2000 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 1-15491) for the quarter ended December 31, 2000)*

10.6	2004 Long-Term Equity Incentive Plan (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-8 (Reg. No. 333-123308))*

10.7	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 1-15491) filed on April 23, 2009)*

10.8
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

10.10	KEMET Executive Secured Benefit Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 1-15491) for the quarter ended December 31, 2010)*

10.11
Form of Change in Control Severance Compensation Agreement, entered into with executive officers of the Company (incorporated by reference to Exhibit 10.15 to the Company's Annual Report on Form 10-K (File No. 1-15491) for the year ended March 31, 2016)*

10.12
Stockholders’ Agreement, dated as of March 12, 2012, by and among KEMET Electronics Corporation, NEC Corporation and NEC TOKIN Corporation (incorporated by reference to Exhibit 99.4 to the Company’s Current Report on Form 8-K (File No. 1-15491) filed on March 15, 2012)

10.13
Form of Restricted Stock Unit Grant Agreement for Employees (incorporated by reference to Exhibit 10.61 to the Company’s Annual Report on Form 10-K (File No. 1-15491) for the year ended March 31, 2012)*

10.14
Form of Restricted Stock Unit Grant Agreement for Directors (incorporated by reference to Exhibit 10.62 to the Company’s Annual Report on Form 10-K (File No. 1-15491) for the year ended March 31, 2012)*

10.15	Form of Restricted Stock Unit Grant Agreement for Directors for the year ended March 31, 2019.*

10.16
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

10.17	Form of Long-Term Incentive Plan Award Agreement (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q (File No. 1-15491) filed on August 3, 2016)*

10.18
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

10.19
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

10.20	KEMET Corporation 2011 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 1-15491) filed on August 2, 2011)*

10.21
2014 Amendment and Restatement of the KEMET Corporation 2011 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 1-15491) filed on July 24, 2014)*

10.22	KEMET Corporation Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 1-15491) filed on August 2, 2017)*

10.23
Incentive Award, Severance and Non-Competition Agreement, dated as of December 1, 2014, between KEMET Corporation and William M. Lowe, Jr. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 1-15491) filed on December 5, 2014)*

10.24
Incentive Award and Non-Competition Agreement, dated as of December 1, 2014, between KEMET Corporation and Charles C. Meeks, Jr. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 1-15491) filed on December 5, 2014)*

10.25
Amendment No. 6 to Loan and Security Agreement, Waiver and Consent dated December 19, 2014, among KEMET Electronics Corporation, KEMET Foil Manufacturing, LLC, KEMET Blue Powder Corporation, The Forest Electric Company and KEMET Electronics Marketing (S) PTE LTD., as Borrowers, the financial institutions party thereto, as Lenders, and Bank of America, N.A., as agent for the Lenders (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 1-15491) filed on December 22, 2014)

10.26
Amendment No. 7 to Loan and Security Agreement, dated March 27, 2015, among KEMET Electronics Corporation, KEMET Foil Manufacturing, LLC, KEMET Blue Powder Corporation, The Forest Electric Company and KEMET Electronics Marketing (S) PTE LTD., as Borrowers, the financial institutions party thereto, as Lenders, and Bank of America, N.A., as agent for the Lenders (incorporated by reference to Exhibit 10.30 to the Company's Annual Report on Form 10-K (File No. 1-15491) filed for the year ended March 31, 2016)

10.27
Amended and Restated Employment Agreement between KEMET Corporation and Per-Olof Lööf, dated April 18, 2018 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 1-15491) filed on April 20, 2018)*

10.28
Amendment No. 8 to Loan and Security Agreement, dated May 2, 2016, among KEMET Electronics Corporation, KEMET Foil Manufacturing, LLC, KEMET Blue Powder Corporation, The Forest Electric Company and KEMET Electronics Marketing (S) PTE LTD., as Borrowers, the financial institutions party thereto, as Lenders, and Bank of America, N.A., as agent for the Lenders (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 1-15491) filed on May 5, 2016)

10.29
Employee Transfer Agreement, dated as of December 5, 2016, between KEMET Corporation and Claudio Lollini (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q (File No. 001-15491) filed on February 2, 2017)*

10.30
Amendment No. 9 to Loan and Security Agreement, Waiver and Consent, dated as of April 28, 2017, by and among KEMET Corporation, the other borrowers named therein, the financial institutions party thereto as lenders and Bank of America, N.A., a national banking association, as agent for the lenders (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K (File No. 1-15491) filed on May 1, 2017)

10.31
Amended and Restated Employment Agreement between KEMET Corporation and Per-Olof Loof, dated as of April 18, 2018. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (file No. 1-15491) filed on April 20, 2018)*

10.32
English Translation of the Term Loan Agreement, dated October 29, 2018, by and among TOKIN Corporation, the Lenders party thereto and Sumitomo Mitsui Trust Bank Limited, in its capacity as agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (file No. 1-15491) filed on October 29, 2018)

10.33
Form of Guaranty Agreement, dated October 29, 2018, by and between KEMET Corporation and Sumitomo Mitsui Trust Bank Limited, in its capacity as agent (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (file No. 1-15491) filed on October 29, 2018)

10.34
Amendment No. 10 to Loan and Security Agreement, Waiver and Consent, dated as of October 29, 2018, by and among KEMET, the other borrowers named therein, the financial institutions party thereto as lenders and Bank of America, N.A., a national banking association, as agent for the lenders (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (file No. 1-15491) filed on October 29, 2018)

10.35
Employment Agreement by and between KEMET Corporation and William M. Lowe, Jr. dated March 20, 2019 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (file No. 1-15491) filed on March 25, 2019)*

10.36	Form of Change in Control Severance Compensation Agreement for fiscal year 2020*

10.37	Form of Long-Term Incentive Plan Award Agreement, dated May 18, 2019*

21.1	Subsidiaries of KEMET Corporation

23.1	Consent of Independent Registered Public Accounting Firm, Ernst & Young LLP

31.1	Certification of the Chief Executive Officer Pursuant to Section 302

31.2	Certification of the Chief Financial Officer Pursuant to Section 302

32.1	Certification of the Chief Executive Officer Pursuant to Section 906

32.2	Certification of the Chief Financial Officer Pursuant to Section 906

101
The following financial information from KEMET Corporation’s Annual Report on Form 10-K for the year ended March 31, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at March 31, 2019, and March 31, 2018, (ii) Consolidated Statements of Income for the years ended March 31, 2019, 2018 and 2017, (iii) Consolidated Statements of Comprehensive Income for the years ended March 31, 2019, 2018 and 2017, (iv) Consolidated Statements of Changes in Stockholders’ Equity for the years ended March 31, 2019, 2018 and 2017, (v) Consolidated Statements of Cash Flows for the years ended March 31, 2019, 2018 and 2017 and (vi) the Notes to Consolidated Financial Statements, tagged as blocks of text

_______________________________________________________________________________

*	Exhibit is a management contract or a compensatory plan or arrangement.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of KEMET Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of KEMET Corporation and subsidiaries (the Company) as of March 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income (loss), changes in stockholders‘ equity and cash flows for each of the three years in the period ended March 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at March 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2019, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of March 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated May 30, 2019 expressed an adverse opinion thereon.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2009.
Boca Raton, FL
May 30, 2019

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of KEMET Corporation
Opinion on Internal Control over Financial Reporting
We have audited KEMET Corporation and subsidiaries’ internal control over financial reporting as of March 31, 2019, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, because of the effect of the material weakness described below on the achievement of objectives of the control criteria, KEMET Corporation and subsidiaries (the Company) has not maintained effective internal control over financial reporting as of March 31, 2019, based on the COSO criteria.
A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment. Management has identified a material weakness in the design and operating effectiveness of controls pertaining to the initiation and recording of net sales and accounts receivable, net.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2019 consolidated financial statements of the Company. This material weakness was considered in determining the nature, timing and extent of audit tests applied in our audit of the 2019 consolidated financial statements, and this report does not affect our report dated May 30, 2019, which expressed an unqualified opinion thereon.
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

/s/ Ernst & Young LLP
Boca Raton, FL
May 30, 2019

KEMET CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
(Amounts in thousands except per share data)

	March 31,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$207,918	$286,846
Accounts receivable, net (1)	154,059	146,561
Inventories, net	241,129	204,386
Prepaid expenses and other current assets	38,947	41,160
Total current assets (1)	642,053	678,953
Property, plant and equipment, net	495,280	405,316
Goodwill	40,294	40,294
Intangible assets, net	53,749	59,907
Equity method investments	12,925	12,016
Deferred income taxes	57,024	13,837
Other assets (1)	16,770	12,600
Total assets (1)	$1,318,095	$1,222,923
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$28,430	$20,540
Accounts payable	153,287	139,989
Accrued expenses (1)	93,761	125,119
Income taxes payable	2,995	2,010
Total current liabilities (1)	278,473	287,658
Long-term debt	266,041	304,083
Other non-current obligations (1)	125,360	152,249
Deferred income taxes (1)	8,806	15,058
Total liabilities (1)	678,680	759,048
Commitments and contingencies (Note 15)
Stockholders’ equity:
Preferred stock, par value $0.01, authorized 10,000 shares, none issued	—	—
Common stock, par value $0.01, authorized 175,000 shares, issued 57,822 and 56,641 shares at March 31, 2019 and 2018, respectively	578	566
Additional paid-in capital	465,366	462,737
Retained earnings (1)	204,195	3,370
Accumulated other comprehensive income (loss) (1)	(30,724)	(2,798)
Total stockholders’ equity (1)	639,415	463,875
Total liabilities and stockholders’ equity (1)	$1,318,095	$1,222,923
______________________________________________________________________________
(1) Fiscal year ended March 31, 2018 adjusted due to the adoption of Accounting Standard Codification ("ASC") 606, Revenue from Contracts with Customers (“ASC 606”). Refer to Note 1, “Organization and Significant Accounting Policies.”
See accompanying notes to consolidated financial statements.

KEMET CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
(Amounts in thousands except per share data)

	Fiscal Years Ended March 31,
	2019	2018	2017
Net sales (1)	$1,382,818	$1,200,181	$757,338
Operating costs and expenses:
Cost of sales (1)	924,276	860,744	571,944
Selling, general and administrative expenses	202,642	173,620	107,658
Research and development (1)	44,612	39,114	26,693
Restructuring charges	8,779	14,843	5,404
(Gain) loss on write down and disposal of long-lived assets	1,660	(992)	10,671
Total operating costs and expenses (1)	1,181,969	1,087,329	722,370
Operating income (1)	200,849	112,852	34,968
Non-operating (income) expense:
Interest income	(2,035)	(809)	(24)
Interest expense	21,239	32,882	39,755
Acquisition (gain) loss	—	(130,880)	—
Change in value of TOKIN options	—	—	(10,700)
Other (income) expense, net	11,214	24,592	(3,871)
Income before income taxes and equity income (loss) from equity method investments (1)	170,431	187,067	9,808
Income tax expense (benefit) (1)	(39,460)	9,132	4,294
Income before equity income (loss) from equity method investments (1)	209,891	177,935	5,514
Equity income (loss) from equity method investments	(3,304)	76,192	41,643
Net income (1)	$206,587	$254,127	$47,157

Net income per basic share (1)	$3.57	$4.81	$1.01
Net income per diluted share (1)	$3.50	$4.33	$0.85

Dividends declared per share	$0.10	$—	$—

Weighted-average shares outstanding:
Basic	57,840	52,798	46,552
Diluted	59,082	58,640	55,389
______________________________________________________________________________
(1) Fiscal years ended March 31, 2018 and 2017 adjusted due to the adoption of ASC 606.
See accompanying notes to consolidated financial statements.

KEMET CORPORATION AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss)
(Amounts in thousands)

	Fiscal Years Ended March 31,
	2019	2018	2017
Net income (1)	$206,587	$254,127	$47,157
Other comprehensive income (loss), net of tax:
Foreign currency translation gains (losses) (2)	(24,065)	35,271	(15,284)
Defined benefit pension plans	(927)	167	163
Defined benefit post-retirement plan adjustments	(86)	(255)	20
Equity interest in investee’s other comprehensive income (loss)	(11)	5,584	1,440
Foreign exchange contracts	(588)	(1,753)	3,274
Excluded component of fair value hedges	(2,249)	—	—
Other comprehensive income (loss) (2)	(27,926)	39,014	(10,387)
Total comprehensive income (1)	$178,661	$293,141	$36,770
______________________________________________________________________________
(1) Fiscal years ended March 31, 2018 and 2017 adjusted due to the adoption of ASC 606.
(2) Fiscal year ended March 31, 2018 adjusted due to the adoption of ASC 606.

See accompanying notes to consolidated financial statements.

KEMET CORPORATION AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Equity
(Amounts in thousands)

	Shares Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity
Balance at March 31, 2016	45,897	$465	$452,821	$(299,510)	$(31,425)	$(9,870)	$112,481
Net income (1)	—	—	—	47,157	—	—	47,157
Other comprehensive income (loss)	—	—	—	—	(10,387)	—	(10,387)
Issuance of shares	792	2	(10,000)	—	—	9,870	(128)
Stock-based compensation	—	—	4,720	—	—	—	4,720
Adoption of ASU's (2)	—	—	130	1,596	—	—	1,726
Balance at March 31, 2017	46,689	467	447,671	(250,757)	(41,812)	—	155,569
Net income (1)	—	—	—	254,127	—	—	254,127
Other comprehensive income	—	—	—	—	39,014	—	39,014
Issuance of shares	9,952	99	8,043	—	—	—	8,142
Stock-based compensation	—	—	7,657	—	—	—	7,657
Offering Fees	—	—	(634)	—	—	—	(634)
Balance at March 31, 2018	56,641	566	462,737	3,370	(2,798)	—	463,875
Net income	—	—	—	206,587	—	—	206,587
Other comprehensive income (loss)	—	—	—	—	(27,926)	—	(27,926)
Issuance of shares	1,181	12	(10,237)	—	—	—	(10,225)
Cash dividends	—	—	—	(5,762)	—	—	(5,762)
Stock-based compensation	—	—	12,866	—	—	—	12,866
Balance at March 31, 2019	57,822	$578	$465,366	$204,195	$(30,724)	$—	$639,415
______________________________________________________________________________
(1) Fiscal years ended March 31, 2018 and 2017 adjusted due to the adoption of ASC 606.
(2) Impact of the adoption of ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting ("ASU No. 2016-09"), ASU No. 2016-16., Income Taxes - Intra Entity Transfers of Assets Other Than Inventory (“ASU No. 2016-16”), and ASC 606.
See accompanying notes to consolidated financial statements.

KEMET CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Amounts in thousands)

	Fiscal Years Ended March 31,
	2019	2018	2017
Operating activities:
Net income (1)	$206,587	$254,127	$47,157
Adjustments to reconcile net income to net cash provided by (used in) operating activities, net of effect of acquisitions:
Depreciation and amortization (1)	52,628	50,661	38,151
Equity (income) loss from equity method investments	3,304	(76,192)	(41,643)
Acquisition (gain) loss	—	(130,880)	—
Non-cash debt and financing costs	1,872	2,467	761
Loss on early extinguishment of debt	15,946	486	—
Stock-based compensation expense	12,866	7,657	4,720
Change in value of TOKIN options	—	—	(10,700)
Pension and other post-retirement benefits	4,938	4,717	2,543
Change in deferred income taxes (1)	(49,757)	564	(15)
(Gain) loss on write down and disposal of long-lived assets	1,660	(992)	10,671
Rent receivable	—	2,645	—
Other, net (1)	(285)	(680)	(392)
Changes in assets and liabilities, net of the effect of acquisitions:
Accounts receivable (1)	(8,910)	30,217	(2,630)
Inventories	(42,806)	(13,827)	16,805
Prepaid expenses and other assets	(4,381)	4,330	(1,769)
Accounts payable	7,650	(16,053)	6,170
Accrued income taxes	1,046	1,317	144
Other operating liabilities (1)	(70,627)	197	1,694
Net cash provided by (used in) operating activities	131,731	120,761	71,667
Investing activities:
Capital expenditures	(146,056)	(65,004)	(25,617)
Contributions to equity method investments	(4,000)	(3,000)	—
Proceeds from dividend	776	2,745	—
Acquisitions, net of cash received	—	163,985	—
Proceeds from sale of assets	2,268	3,638	19
Net cash provided by (used in) investing activities	(147,012)	102,364	(25,598)

Consolidated Statements of Cash Flows (Continued)

Consolidated Statements of Cash Flows (Continued)

	Fiscal Years Ended March 31,
	2019	2018	2017
Financing activities:
Proceeds from revolving line of credit	—	—	12,000
Payments of revolving line of credit	—	(33,881)	(12,000)
Proceeds from issuance of debt	298,336	334,978	2,314
Payment of long-term debt	(344,461)	(365,938)	(2,428)
Early extinguishment of debt costs	(3,234)	—	—
Debt issuance costs	(2,021)	(5,002)	—
Proceeds from exercise of stock options	485	5,207	1,133
Proceeds from exercise of stock warrants	—	8,838	—
Purchase of treasury stock	—	—	(1,144)
Payment of dividends	(5,762)	—	—
Net cash provided by (used in) financing activities	(56,657)	(55,798)	(125)
Net increase (decrease) in cash, cash equivalents, and restricted cash	(71,938)	167,327	45,944
Effect of foreign currency fluctuations on cash (2)	(6,990)	9,745	(1,174)
Cash, cash equivalents, and restricted cash at beginning of fiscal year	286,846	109,774	65,004
Cash, cash equivalents, and restricted cash at end of fiscal year	207,918	286,846	109,774
Less: Restricted cash at end of year	—	—	—
Cash and cash equivalents at end of year	$207,918	$286,846	$109,774

Supplemental Cash Flow Statement Information:
Interest paid, net of capitalized interest	$11,965	$44,905	$38,922
Income taxes paid	$10,863	$7,120	$4,153
_____________________________________________________________________________
(1) Fiscal years ended March 31, 2018 and 2017 adjusted due to the adoption of ASC 606.
(2) Fiscal year ended March 31, 2018 adjusted due to the adoption of ASC 606.
See accompanying notes to consolidated financial statements.

KEMET CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Note 1: Organization and Significant Accounting Policies
Nature of Business and Organization
KEMET Corporation, which together with its subsidiaries is referred to herein as “KEMET” or the “Company” is a leading manufacturer of tantalum capacitors, multilayer ceramic capacitors, film capacitors, electrolytic capacitors, paper capacitors and solid aluminum capacitors, and Electro-Magnetic Compatible ("EMC") devices, sensors, and actuators. The Company is headquartered in Fort Lauderdale, Florida and has manufacturing plants and distribution centers located in the United States, Mexico, Europe and Asia. Additionally, the Company has wholly-owned foreign subsidiaries which primarily provide sales support for KEMET’s products in foreign markets.
KEMET is organized into three reportable segments: the Solid Capacitor Reportable Segment (“Solid Capacitors”), the Film and Electrolytic Reportable Segment (“Film and Electrolytic”) and the Electro-Magnetic, Sensors, and Actuators Reportable Segment ("MSA"). Each reportable segment is responsible for the operations of certain manufacturing sites as well as related research and development efforts.
Basis of Presentation
Certain amounts for the Consolidated Statements of Operations for fiscal years 2018 and 2017 have been revised to conform with the fiscal year 2019 presentation.
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
Cash Equivalents
Cash equivalents of $60.7 million and $83.9 million at March 31, 2019 and 2018, respectively, consist of money market accounts and certificates of deposits with original terms of three months or less. The Company considers all liquid debt instruments with original maturities of three months or less to be cash equivalents.
Inventories
Inventories are stated at the lower of cost or net realizable value. The Company maintains reserves for excess and slow-moving inventory to reflect a carrying amount for inventory that is stated at the lower of cost or net realizable value. The inventory reserve is an estimate and is adjusted based on slow moving and excess inventory, historical shipments, customer forecasts and backlog, and technology developments.
Raw materials and tool crib obsolescence reserves are based on usage over one and two years, respectively, and the Company maintains reserves for raw materials and tool cribs that exceed these ages. Finished goods obsolescence reserves are either based on product age limits determined by market requirements, and/or based on excess quantities that exceed product orders and historical product sales.
Inventory costs include material, labor and manufacturing overhead and most inventory costs are determined by the “first-in, first-out” (“FIFO”) method. For tool crib, a component of the Company’s raw material inventory, cost is determined under the average cost method. The Company has consigned inventory at certain customer locations totaling $9.5 million and $8.1 million at March 31, 2019 and 2018, respectively.
Property, Plant and Equipment
Property, plant, and equipment are stated at cost. Depreciation is calculated principally using the straight-line method over the estimated useful lives of the respective assets. Leasehold improvements are amortized using the straight-line method over the shorter of the estimated useful lives of the assets or the terms of the respective leases. Maintenance costs are expensed and expenditures for renewals and improvements are generally capitalized. Upon sale or retirement of property and equipment, the related cost and accumulated depreciation are removed, and any gain or loss is recognized. A long-lived asset classified as held for sale is initially measured and reported at the lower of its carrying amount or fair value less cost to sell. Long-lived assets to be disposed of other than by sale are classified as held and used until the long-lived asset is disposed of. Depreciation

KEMET CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

expense, including amortization of capital leases, was $46.7 million, $45.5 million and $35.0 million for the fiscal years ended March 31, 2019, 2018 and 2017, respectively.
The Company evaluates long-lived assets for impairment whenever certain events or changes in circumstances may indicate that the recoverability of the carrying amount of property, plant, and equipment should be assessed, including, among others, a significant decrease in market value, a significant change in the business climate in a particular market, or a current period operating or cash flow loss combined with historical losses or projected future losses. Reviews are regularly performed to determine whether facts and circumstances exist which indicate the carrying amount of assets may not be recoverable. If any impairment indicators are determined to exist, the Company assesses the recoverability of its assets by comparing the projected undiscounted net cash flows associated with the related asset or group of assets over their remaining lives against their respective carrying amounts. If it is determined that the book value of a long-lived asset or asset group is not recoverable, an impairment loss would be calculated equal to the excess of the carrying amount of the long-lived asset over its fair value. The Company must make certain assumptions as to the future cash flows to be generated by the underlying assets. Those assumptions include the amount of volume increases, average selling price decreases, anticipated cost reductions, and the estimated remaining useful life of the equipment. Future changes in assumptions may negatively impact future valuations. Fair market value is based on the discounted cash flows that the assets will generate over their remaining useful lives or other valuation techniques. See Note 8, “(Gain) loss on write down and disposal of long-lived assets” for further discussion of property, plant and equipment impairment charges.
Goodwill and Other Intangible Assets
Goodwill and other intangible assets with indefinite useful lives are not amortized but are subject to annual impairment tests during the fourth quarter of each fiscal year and when otherwise warranted. The Company evaluates its goodwill on a reporting unit basis, which requires the Company to estimate the fair value of the reporting unit. The impairment test involves a comparison of the fair value of each reporting unit, with the corresponding carrying amounts. If the reporting unit’s carrying amount exceeds its fair value, then an indication exists that the reporting unit’s goodwill and intangible assets with indefinite useful lives may be impaired. The impairment to be recognized is measured by the amount by which the carrying value of the reporting unit’s goodwill being measured exceeds its implied fair value. The implied fair value of goodwill is the excess of the fair value of the reporting unit over the sum of the amounts assigned to identified net assets. As a result, the implied fair value of goodwill is generally the residual amount that results from subtracting the value of net assets, including all tangible assets and identified intangible assets, of the reporting unit’s fair value. The Company determines the fair value of its reporting units using an income-based, discounted cash flow (“DCF”) analysis, and market-based approaches (Guideline Publicly Traded Company Method and Guideline Transaction Method) which examine transactions in the marketplace involving the sale of the stocks of similar publicly owned companies, or the sale of entire companies engaged in operations similar to KEMET. The Company evaluates the value of its other indefinite-lived intangible assets (trademarks) using an income-based, relief from royalty analysis. In addition to the previously described reporting unit valuation techniques, the Company’s goodwill and intangible assets with indefinite useful lives impairment assessment also considers the Company’s aggregate fair value based upon the value of the Company’s outstanding shares of common stock.
The impairment review of goodwill and intangible assets with indefinite useful lives are subjective and involve the use of estimates and assumptions. Estimates of business enterprise fair value use discounted cash flow and other fair value appraisal models and involve making assumptions for future sales trends, market conditions, growth rates, cost reduction initiatives and cash flows for the next several years. Future changes in assumptions may negatively impact future valuations.
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

KEMET CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Deferred Income Taxes
The Company accounts for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the fiscal years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company periodically evaluates its net deferred tax assets based on an assessment of historical performance, ability to forecast future events, and the likelihood that the Company will realize the benefits through future taxable income. Valuation allowances are recorded to reduce the net deferred tax assets to the amount that is more likely than not to be realized. The Company makes certain estimates and judgments in the calculation for the provision for income taxes, in the resulting tax liabilities, and in the recoverability of deferred tax assets. All deferred tax assets are reported as noncurrent in the Consolidated Balance Sheets.
Stock-based Compensation
Stock-based compensation for stock options is estimated on the date of grant using the Black-Scholes option-pricing model. The Black-Scholes model considers volatility in the price of the Company’s stock, the risk-free interest rate, the estimated life of the equity-based award, the closing market price of the Company’s stock on the grant date and the exercise price. The estimates utilized in the Black-Scholes calculation involve inherent uncertainties and the application of management judgment. The Company's stock options were fully expensed during the fiscal year ended March 31, 2017. Upon adoption of Accounting Standard Update (“ASU”) No. 2016-09, Compensation Stock-Compensation, the Company elected to discontinue estimating forfeitures. Stock-based compensation cost for restricted stock is measured based on the closing fair market value of the Company’s common stock on the date of grant. The Company recognizes stock-based compensation cost for arrangements with cliff vesting as expense ratably on a straight-line basis over the requisite service period. The Company recognizes stock-based compensation cost for arrangements with graded vesting as expense on an accelerated basis over the requisite service period.
Concentrations of Credit and Other Risks
The Company sells to customers globally. Credit evaluations of its customers’ financial condition are performed periodically, and the Company generally does not require collateral from its customers. There were no customers’ accounts receivable balances exceeding 10% of gross accounts receivable at March 31, 2019 or March 31, 2018.
Consistent with industry practice, the Company utilizes electronics distributors for a large percentage of its sales. Electronics distributors are an effective means to distribute the products to end-users. For fiscal years ended March 31, 2019, 2018, and 2017, net sales to electronics distributors accounted for 42.2%, 39.2% and 46.8%, respectively, of the Company’s total net sales. One distributor, TTI, Inc., accounted for $184.3 million, $133.5 million and $104.4 million of the Company’s net sales in fiscal years ended March 31, 2019, 2018, and 2017, respectively.
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

KEMET CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Comprehensive Income (Loss)
Comprehensive income (loss) consists of net income, foreign currency translation gains (losses), post-retirement and defined benefit plan adjustments including those adjustments which result from changes in net prior service credit and actuarial gains (losses), equity interest in investee’s other comprehensive income (loss), gains (losses) on foreign exchange contracts, and gains (losses) on the excluded component of fair value hedges. Comprehensive income is presented in the Consolidated Statements of Comprehensive Income (Loss).
The following summary sets forth the components of accumulated other comprehensive income (loss) contained in the stockholders’ equity section of the Consolidated Balance Sheets (amounts in thousands):

	Foreign Currency Translation, net of Tax (1)(2)	Post-Retirement Benefit Plan Adjustments, net of Tax	Defined Benefit Pension Plans, net of Tax (3)(4)	Ownership Share of Equity Method Investees’ Other Comprehensive Income (Loss), net of Tax	Foreign Exchange Contracts, net of Tax	Excluded Component of Fair Value Hedges, net of Tax	Net Accumulated Other Comprehensive Income (Loss)
Balance at March 31, 2017	$(25,556)	$1,134	$(14,998)	$(5,299)	$2,907	$—	$(41,812)
Other comprehensive income (loss) before reclassifications	35,271	(64)	409	5,584	667	—	41,867
Amounts reclassified out of AOCI	—	(191)	(242)	—	(2,420)	—	(2,853)
Other comprehensive income (loss)	35,271	(255)	167	5,584	(1,753)	—	39,014
Balance at March 31, 2018	9,715	879	(14,831)	285	1,154	—	(2,798)
Other comprehensive income (loss) before reclassifications (5)	(19,835)	81	(1,525)	(11)	(1,286)	(6,383)	(28,959)
Amounts reclassified out of AOCI	(4,230)	(167)	598	—	698	4,134	1,033
Other comprehensive income (loss)	(24,065)	(86)	(927)	(11)	(588)	(2,249)	(27,926)
Balance at March 31, 2019	$(14,350)	$793	$(15,758)	$274	$566	$(2,249)	$(30,724)
_______________________________________________________________________________
(1) There were no significant tax effects associated with the cumulative currency translation gains and losses as of March 31, 2019, 2018, and 2017.
(2) Other comprehensive income (loss) before reclassifications for the year ended March 31, 2018 and the balance at March 31, 2018 adjusted due to the adoption of ASC 606.
(3) Ending balance is net of a tax benefit of $2.4 million, $2.3 million, and $2.7 million as of March 31, 2019, 2018, and 2017, respectively.
(4) Activity for the years ended March 31, 2019 and 2018 are net of a tax expense of $0.2 million and $0.4 million, respectively.
(5) Foreign currency translation includes gains of $5.0 million related to a derivative instrument accounted for as a net investment hedge. Refer to Note 12, Derivatives, for further information.
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

•	Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.
Assets and liabilities are measured at fair value on a recurring basis as of March 31, 2019 and 2018 are as follows (amounts in thousands):

	Carrying Value March 31,	Fair Value March 31,	Fair Value Measurement Using			Carrying Value March 31,	Fair Value March 31,	Fair Value Measurement Using
	2019	2019	Level 1	Level 2 (3)	Level 3	2018	2018	Level 1	Level 2 (3)	Level 3
Assets (Liabilities):
Money markets (1)(2)	$60,687	$60,687	$60,687	$—	$—	$83,891	$83,891	$83,891	$—	$—
Derivative assets	5,141	5,141	—	5,141	—	1,154	1,154	—	1,154	—
Derivative liabilities	—	—	—	—	—	—	—	—	—	—
Total debt	(294,471)	(303,170)	—	(303,170)	—	(324,623)	(343,125)	—	(343,125)	—
_______________________________________________________________________________
(1) Included in the line item “Cash and cash equivalents” on the Consolidated Balance Sheets.
(2) Certificates Deposits of $32.2 million and $33.9 million that mature in three months or less are included within the balance as of March 31, 2019 and 2018, respectively.
(3) Fair value for derivative assets and liabilities was determined by using a third-party matrix-pricing model that uses significant inputs derived from or corroborated by observable market data. Where applicable, these models discount future cash flow amounts using market-based observable inputs, including interest rate yield curves, and forward and spot prices for currencies. Fair value for total debt was determined by using a discounted cash flow based on current market interest rates.
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
The Company's inventory price protection and SFSD programs provide authorized distributors with the flexibility to meet marketplace prices by allowing them, upon a pre-approved case-by-case basis, to adjust their purchased inventory cost to correspond with current market demand. KEMET's SFSD program is specific to certain distributors within the Americas and EMEA regions. Requests for SFSD adjustments are considered on an individual basis, require a pre-approved cost adjustment quote from their local KEMET sales representative, and apply only to a specific customer, part, specified special price amount, specified quantity, and are only valid for a specific period of time. To estimate potential SFSD adjustments corresponding with

KEMET CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

current period sales, KEMET records a sales reserve based on historical SFSD credits, distributor inventory levels, and certain accounting assumptions, all of which are reviewed quarterly.
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
The Company's sales allowances are recognized as a reduction in the line item “Net sales” on the Consolidated Statements of Operations, while the associated reserves are included in the line item “Accounts receivable, net” on the Consolidated Balance Sheets. Estimates used in determining sales allowances are subject to various factors. This includes, but is not limited to, changes in economic conditions, pricing changes, product demand, inventory levels in the supply chain, the effects of technological change, and other variables that might result in changes to the Company’s estimates.
The Company provides a limited assurance warranty on products that meet certain specifications to select customers. The warranty coverage period is generally limited to one year for United States based customers and a length of time commensurate with regulatory requirements or industry practice outside the United States. A warranty cannot be purchased by the customer separately and, as a result, product warranties are not considered to be separate performance obligations. The Company’s liability under these warranties is generally limited to a replacement of the product or refund of the purchase price of the product. The Company recognizes warranty costs when losses are both probable and reasonably estimable. Warranty costs were not material for the fiscal years ended March 31, 2019, 2018 and 2017.
Disaggregation of Revenue
Refer to Note 7, “Reportable Segment and Geographic Information” for revenue disaggregated by primary geographical market, sales channel, and major product line.
Contract liabilities
Contract liabilities consist of advance payments from certain customers within the OEM channel for the development of additional production capacity. The current and noncurrent portions of these liabilities are included as a component of the line items, “Accrued expenses” and “Other non-current obligations,” respectively, on the Consolidated Balance Sheets.
The balance of net contract liabilities consisted of the following at March 31, 2019 and 2018 (amounts in thousands):

	March 31, 2019	March 31, 2018
Contract liabilities - current (Accrued expenses)	$256	$256
Contract liabilities - noncurrent (Other non-current obligations)	—	513
Total contract liabilities	$256	$769
For the fiscal years ended March 31, 2019, 2018 and 2017, the Company recognized revenue of $0.9 million, $0.3 million, and $0.2 million, respectively, related to contract liabilities. Revenue related to contract liabilities is recorded on the Consolidated Statements of Operations in the line item, "Net sales."

KEMET CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Contract assets
The Company recognizes an asset from the costs incurred to fulfill a contract if those costs directly relate to an existing or anticipated contract or specific business opportunity, if the costs enhance our own resources that will be used in satisfying performance obligations in the future, and the costs are expected to be recovered through subsequent sale of product to the customer. The Company has determined that certain direct labor, materials, and allocations of overhead incurred within research and development activities meet the requirements to be capitalized. As most of our contracts and customer specific business opportunities do not include a stated term, the Company amortizes these capitalized costs over the expected product life cycle, which is consistent with the estimated transfer of goods to the customer. Capitalized contract costs were $1.6 million and $2.2 million at March 31, 2019 and 2018, respectively. Capitalized contracts costs are recorded on the Consolidated Balance Sheets in the line item, “Other assets.” Amortization expense related to contract costs for the fiscal years ended March 31, 2019, 2018 and 2017 was $0.8 million, $0.9 million, and $0.8 million, respectively. There was no impairment loss in relation to the costs capitalized for the fiscal years ended March 31, 2019, 2018 and 2017. Amortization expense related to contract assets is recorded on the Consolidated Statements of Operations line item "Cost of sales."
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
Shipping and Handling Costs
The Company’s shipping and handling costs are reflected in the line item “Cost of sales,” on the Consolidated Statements of Operations. Shipping and handling costs were $31.0 million, $21.4 million, and $16.4 million in the fiscal years ended March 31, 2019, 2018 and 2017, respectively.
Advertising Costs
The Company expenses advertising costs in the period in which the expenditures are incurred. Advertising costs reflected in the line item "Selling, general and administrative expenses" in our Consolidated Statements of Operations were $2.5 million, $2.4 million, and $1.3 million in fiscal years ended March 31, 2019, 2018 and 2017, respectively.
Income per Share
Basic income per share is computed using the weighted-average number of shares outstanding. Diluted income per share is computed using the weighted-average number of shares outstanding adjusted for the incremental shares attributed to the warrant issued in May 2009 to K Financing, LLC by the Company (the “Platinum Warrant”) and outstanding employee stock grants if such effects are dilutive. On September 11, 2017, the Platinum Warrant was exercised in full.
Grants Income
The Company from time to time enters into contracts to perform projects in which governmental agencies agree to reimburse the Company for certain expenses incurred on the projects. The Company recognizes revenue from government grants when it is probable that the Company will comply with the conditions attached to the grant agreement and the grant proceeds will be received. Additionally, from time to time the Company receives interest free loans from governmental agencies in consideration of the Company making investments in operations in certain locations. As the loans are interest free, the Company records deferred grant income for the difference between the gross loan proceeds and the present value of the debt at the time it is issued. The deferred grant income is amortized over the life of the loans. During the fiscal years ended March 31, 2019 and 2018, the Company recognized $4.6 million and $0.8 million, respectively, as grant income within other (income) expense, net.

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
Derivative Financial Instruments
The Company, when deemed appropriate, uses derivatives as a risk management tool to mitigate the potential impact of certain market risks. The primary market risk managed by the Company through the use of derivative financial instruments is foreign currency exchange risk. All derivatives are carried at fair value in our Consolidated Balance Sheets. See Note 12, "Derivatives," for further discussion of derivative financial instruments.
Use of Estimates
The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make a number of estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements. In addition, they affect the reported amounts of revenues and expenses during the reporting period. Significant items subject to such estimates and assumptions include impairment of property and equipment, intangibles and goodwill, allowances for doubtful accounts, price protection and customers’ returns, deferred income taxes, and assets and obligations related to employee benefits. Actual results could differ from these estimates and assumptions.
Impact of Recently Issued Accounting Standards
In August 2018, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2018-15, Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract. This ASU amends the definition of a hosting arrangement and requires a customer in a hosting arrangement that is a service contract to capitalize certain implementation costs as if the arrangement was an internal-use software project. Under this ASU, a customer will apply ASC 350-40 to determine whether to capitalize implementation costs of the cloud computing arrangement that is a service contract or expense them as incurred. This ASU is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact of the adoption of this guidance on the Company’s Consolidated Financial Statements.
In March 2018, the FASB issued ASU No. 2018-05, Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin (“SAB”) No. 118. The amendments in this update provide guidance on when to record and disclose provisional amounts for certain income tax effects of the Tax Cuts and Jobs Act (the “Act”). The amendments also require any provisional amounts or subsequent adjustments to be included in net income from continuing operations. Additionally, this ASU discusses required disclosures that an entity must make with regard to the Act. This ASU is effective immediately as new information is available to adjust provisional amounts that were previously recorded. The Company has adopted this ASU and has finalized its accounting for the Act. See Note 11, “Income Taxes” for additional information on the Act.
In August 2017, the FASB issued ASU No. 2017-12, Targeted Improvements to Accounting for Hedging Activities (“ASU 2017-12”). This ASU amends and simplifies existing guidance to allow companies to more accurately present the economic effects of risk management activities in the financial statements. For cash flow hedges existing on the date of adoption, an entity is required to eliminate the separate measurement of ineffectiveness in earnings by means of a cumulative-effect adjustment to accumulated other comprehensive income (“AOCI”) with a corresponding adjustment to the opening balance of retained earnings. ASU 2017-12 becomes effective for fiscal years and interim periods beginning after December 15, 2018 and early adoption is permitted. In the third quarter of fiscal year 2019, the Company entered into new derivative contracts and elected to early adopt the ASU effective as of October 1, 2018. The adoption of the standard did not result in a cumulative-effect adjustment since the Company has not previously had any ineffectiveness associated with its cash flows hedges.
In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230) Classification of Certain Cash Receipts and Cash Payments. This ASU clarifies how cash receipts and cash payments in certain transactions are presented and classified in the statement of cash flows. The effective date of this update is for fiscal years, and interim periods

KEMET CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

within those fiscal years, beginning after December 15, 2017, with early adoption permitted. The update requires retrospective application to all periods presented but may be applied prospectively if retrospective application is impracticable. The Company adopted this guidance as of April 1, 2018. In connection with the adoption of this ASU, the Company elected to account for distributions received from equity method investees using the nature of distributions approach, under which distributions are classified based on the nature of activity that generated them. The other provisions of this ASU did not have an impact on the Company's Condensed Consolidated Cash Flows.
In February 2016, the FASB issued ASU No. 2016-02 (“ASU 2016-02”), Leases, as modified by ASU 2017-03, Transition and Open Effective Date Information, requiring lessees to recognize a right-of-use asset and a lease liability for all leases. This ASU also requires expanded disclosures to help financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. The standard is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years and the Company will adopt ASU 2016-02 on April 1, 2019. The Company has substantially completed its preparation for the adoption of this ASU, and the ASU is expected to have a material impact on lease assets and lease liabilities on its Consolidated Balance Sheets upon adoption. This ASU is not expected to have a material effect on the amount of expense recognized in connection with the Company's current practice. The Company plans to elect the optional transition method that will give companies the option to use the effective date as the date of initial application on transition, and as a result, we will not adjust our comparative period financial information or make the new required lease disclosures for periods before the effective date. For information about the Company's future lease commitments as of March 31, 2019, see Note 15, "Commitments and Contingencies."
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which superseded existing GAAP for revenue recognition and created a single framework. ASU 2014-09 and its amendments were included primarily in ASC 606. The core principle of ASC 606 is that an entity should recognize revenue for the transfer of goods or services equal to an amount that it expects to be entitled to receive for those goods or services. ASC 606 also requires additional disclosures about the nature, amount, timing, and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments. The Company adopted the requirements of ASC 606 effective in the first quarter of fiscal year 2019, using the full retrospective method, which required us to restate each prior reporting period presented. The Company has applied practical expedient ASC 606-10-65-1(f)(3) and notes that all previously reported historical amounts are adjusted for the impact of ASC 606.
Adoption of the requirements in ASC 606 impacted our previously reported Consolidated Balance Sheet as of March 31, 2018 and our Consolidated Statements of Operations, Statements of Comprehensive Income, Statements of Changes in Stockholders' Equity, and Statements of Cash Flows for the fiscal years ended March 31, 2018 and 2017 as follows (amounts in thousands, except per share data):

KEMET CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Consolidated Balance Sheet

	As of March 31, 2018
	As Previously Reported	ASC 606 Adjustments	As Adjusted
Assets
Account receivable, net	$144,076	$2,485	$146,561
Total current assets	676,468	2,485	678,953
Other assets	10,431	2,169	12,600
Total assets	$1,218,269	$4,654	$1,222,923
Liabilities and Stockholders' Equity
Accrued expenses	$122,377	$2,742	$125,119
Total current liabilities	284,916	2,742	287,658
Deferred income taxes	14,571	487	15,058
Other non-current obligations	151,736	513	152,249
Total liabilities	755,306	3,742	759,048
Retained earnings (deficit)	2,675	695	3,370
Accumulated other comprehensive income	(3,015)	217	(2,798)
Total stockholders' equity	462,963	912	463,875
Total liabilities and stockholders' equity	$1,218,269	$4,654	$1,222,923

Consolidated Statements of Operations

	Fiscal Year 2018
	As Previously Reported	ASC 606 Adjustments	As Adjusted
Net sales	$1,199,926	$255	$1,200,181
Operating costs and expenses:
Cost of sales	859,533	1,211	860,744
Research and development	39,619	(505)	39,114
Operating income	113,303	(451)	112,852
Income tax expense	9,181	(49)	9,132
Net income	$254,529	$(402)	$254,127

Net income per basic share	$4.82	$(0.01)	$4.81
Net income per diluted share	$4.34	$(0.01)	$4.33

KEMET CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

	Fiscal Year 2017
	As Previously Reported	ASC 606 Adjustments	As Adjusted
Net sales	$757,791	$(453)	$757,338
Operating costs and expenses:
Cost of sales	570,864	1,080	571,944
Research and development	27,398	(705)	26,693
Operating income	35,796	(828)	34,968
Income tax expense	4,290	4	4,294
Net income	$47,989	$(832)	$47,157

Net income per basic share	$1.03	$(0.02)	$1.01
Net income per diluted share	$0.87	$(0.02)	$0.85

Consolidated Statements of Comprehensive Income

	Fiscal Year 2018
	As Previously Reported	ASC 606 Adjustments	As Adjusted
Net income	$254,529	$(402)	$254,127
Foreign currency translation gains (losses)	35,054	217	35,271
Other comprehensive income	38,797	217	39,014
Total comprehensive income	$293,326	$(185)	$293,141

	Fiscal Year 2017
	As Previously Reported	ASC 606 Adjustments	As Adjusted
Net income	$47,989	$(832)	$47,157
Total comprehensive income	$37,602	$(832)	$36,770

KEMET CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Consolidated Statements of Changes in Stockholders' Equity

	As of and for the Fiscal Year Ended March 31, 2018
	As Previously Reported	ASC 606 Adjustments	As Adjusted
Net income	$254,529	$(402)	$254,127
Retained earnings	2,675	695	3,370
Other comprehensive income	38,797	217	39,014
Accumulated other comprehensive income (loss)	(3,015)	217	(2,798)
Total stockholders' equity	$462,963	$912	$463,875

	As of and for the Fiscal Year Ended March 31, 2017
	As Previously Reported	ASC 606 Adjustments	As Adjusted
Net income	$47,989	$(832)	$47,157
Adoption of ASU's	(333)	1,929	1,596
Retained earnings	(251,854)	1,097	(250,757)
Total stockholders' equity	$154,472	$1,097	$155,569

Consolidated Statement of Cash Flows

	Fiscal Year 2018
	As Previously Reported	ASC 606 Adjustments	As Adjusted
Operating activities
Net income	$254,529	$(402)	$254,127
Depreciation and amortization	49,755	906	50,661
Change in deferred income taxes	613	(49)	564
Other, net	(71)	(609)	(680)
Accounts receivable	30,084	133	30,217
Other operating liabilities	113	84	197
Net cash provided by (used in) operating activities	120,860	(99)	120,761
Effect of foreign currency fluctuations on cash	9,646	99	9,745

	Fiscal Year 2017
	As Previously Reported	ASC 606 Adjustments	As Adjusted
Operating activities
Net income	$47,989	$(832)	$47,157
Depreciation and amortization	37,338	813	38,151
Change in deferred income taxes	(19)	4	(15)
Other, net	(327)	(65)	(392)
Accounts receivable	(12)	(2,618)	(2,630)
Other operating liabilities	(1,068)	2,762	1,694
Net cash provided by (used in) operating activities	71,667	—	71,667

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
On April 19, 2017, pursuant to a stock purchase agreement (the “TOKIN Purchase Agreement”) dated February 23, 2017 between KEC and NEC, KEC completed its acquisition, subject to final purchase price adjustment, of the remaining 66% economic interest in TOKIN, and as a result, TOKIN is now a 100% owned indirect subsidiary of KEMET (the “TOKIN Acquisition”). Under the terms of the TOKIN Purchase Agreement, KEC paid NEC JPY 16.2 billion, or approximately $148.6 million (using the April 19, 2017 exchange rate of 109.007 Japanese Yen to 1.00 U.S. Dollar), for all of the outstanding shares of TOKIN it did not already own. The preliminary purchase price was comprised of JPY 6.0 billion, or approximately $55.0 million (using the April 19, 2017 exchange rate of 109.007 Japanese Yen to 1.00 U.S. Dollar) plus JPY 10.2 billion, or approximately $93.6 million, which represented one-half of the estimated excess net cash proceeds (“Excess Cash”) from the Sale of EMD. The acquisition price was subject to working capital adjustments pursuant to the EMD Master Sale and Purchase Agreement. As a result of these working capital adjustments, the acquisition price was increased by JPY 0.3 billion, or approximately $3.0 million (using the September 30, 2017 exchange rate of 112.502 Japanese Yen to 1.00 U.S. Dollar) in the second quarter of fiscal year 2018. There will be no more working capital adjustments under the purchase agreement.
The acquisition of TOKIN has expanded KEMET’s geographic presence, combining KEMET’s presence in the western hemisphere and TOKIN’s excellent position in Asia to enhance customer reach and created an entrance into Japan for KEMET. The Company believes TOKIN’s product portfolio is a strong complement to KEMET’s existing product portfolio and believes the combination has created a leader in the combined polymer and tantalum capacitors market. The acquisition also enhanced KEMET’s product diversification with entry into EMC devices, as well as sensors and actuators. With the increased scale, the Company has achieved synergies by optimizing costs through competitive raw materials sourcing and maximizing operating efficiencies. Consistent with expectations, the acquisition has been accretive to earnings with improvement in Net income, Adjusted EBITDA and cash flow. TOKIN’s tantalum capacitor business is included within KEMET’s Solid Capacitor reportable segment (“Solid Capacitors”) and the remainder of TOKIN’s business formed a new reportable segment for KEMET, Electro-Magnetic, Sensors, and Actuators (“MSA”).

KEMET CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

The following table shows the components of the acquisition price (amounts in thousands):

Upfront cash consideration (1)	$148,614
Excess cash payment (2)	3,144
Indemnity asset (3)	8,500
Less: Put option (4)	(9,900)
Net consideration transferred	$150,358
_______________________________________________
(1) The upfront cash payment was comprised of JPY 6.0 billion plus one half of Excess Cash in an amount of approximately JPY 10.2 billion, approximately $55.0 million and $93.6 million (using the April 19, 2017 exchange rate of 109.007 Japanese Yen to 1.00 U.S. Dollar), respectively.
(2) The additional amount paid to NEC Corporation upon the settlement of the adjusted purchase price for the EMD sale.
(3) Pursuant to the Stock Purchase Agreement between KEMET and NEC, NEC was required to indemnify TOKIN and/or KEC for any breaches by TOKIN or NEC of certain representations, warranties and covenants in the Stock Purchase Agreement. NEC’s aggregate liability for indemnification claims was limited to $25.0 million. Prior to the acquisition, KEMET's equity method investment balance included an $8.5 million indemnification asset pursuant to this indemnification arrangement. In connection with the TOKIN Acquisition, NEC was released from its indemnification obligations to KEMET without an exchange of consideration; as such, this amount of released obligation was included as purchase consideration by KEMET.
(4) Pursuant to the option agreement, dated as of March 12, 2012, by and among NEC and KEMET (the “Option Agreement”), from April 1, 2015 through May 31, 2018, NEC had the right to require KEC to purchase all outstanding capital stock of TOKIN (the “Put Option”). The fair value of the Put Option of $9.9 million was reflected as a liability on KEMET’s balance sheet prior to KEMET’s acquisition of the remaining 66% economic interest in TOKIN. The Put Option was canceled, pursuant to the terms of the TOKIN Purchase Agreement with no exchange of consideration between NEC and KEMET. Accordingly, the fair value of the Put Option reduced the amount of consideration paid to acquire NEC’s equity in TOKIN.
In accordance with ASC 805, KEMET’s previously held 34% equity interest in TOKIN and the assets acquired and the liabilities assumed were measured at their fair values based on various estimates. The acquisition-date fair value of KEMET’s previously held 34% equity interest in TOKIN was approximately $204.1 million, which was derived from 34% of the fair value of TOKIN as of April 19, 2017 determined under the discounted cash flow method, an income valuation approach.
The following table presents the allocations of the aggregate purchase price based on the estimated fair values of the assets and liabilities (amounts in thousands):

Fair Value
Cash	$315,743
Accounts Receivable	79,295
Inventory	35,310
Other current assets	20,902
Property, Plant and equipment	154,744
Intangible assets (1)	32,996
Equity method investments	11,128
Other assets	6,512
Current portion of long-term debt	(3,225)
Accounts payable	(81,642)
Accrued expenses	(44,542)
Other non-current obligations	(105,140)
Deferred income taxes	(5,452)
Total net assets acquired	$416,629
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
There were $0.9 million of acquisition-related costs, which were all recognized as an expense in the line item “Selling, general and administrative expenses” on the Consolidated Statements of Operations for the fiscal year ended March 31, 2018. For the fiscal years ending March 31, 2019 and 2018, the Company's Consolidated Statements of Operations include net sales

KEMET CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

of $370.2 million and $358.2 million, respectively, and operating income of $34.8 million and $36.1 million, respectively, derived from TOKIN Corporation.
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

	Fiscal Years Ended March 31,
	2018 (1)	2017 (2)
Pro forma revenues (3)	$1,217,655	$1,060,777
Pro forma net income from continuing operations available to common stockholders (3)	51,975	226,086
Pro forma earnings per common share - basic (3)	0.98	4.86
Pro forma earnings per common share - diluted (3)	0.89	4.08
Pro forma common shares - basic	52,798	46,552
Pro forma common shares - diluted	58,640	55,389
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
(3) Fiscal years ended March 31, 2018 and 2017 adjusted due to the adoption of ASC 606.

KEMET CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Note 3: Debt
A summary of debt is as follows (amounts in thousands):

	March 31,
	2019	2018
Term Loan Credit Agreement (1)	$—	$318,782
TOKIN Term Loan Facility (2)	276,808	—
Customer Advances (3)	11,270	—
Other, net (4)	6,393	5,841
Total debt	294,471	324,623
Current maturities	(28,430)	(20,540)
Total long-term debt	$266,041	$304,083
______________________________________________________________________________
(1) Amount shown is net of discount, bank issuance costs and other indirect issuance costs of $13.3 million as of March 31, 2018.
(2) Amount shown is net of discount, bank issuance costs and other indirect issuance costs of $8.7 million as of March 31, 2019.
(3) Amount shown is net of discount of $2.1 million as of March 31, 2019.
(4) Amounts shown are net of discounts of $0.6 million and $0.5 million as of March 31, 2019 and 2018, respectively.
The line item “Interest expense” on the Consolidated Statements of Operations for the fiscal years 2019, 2018 and 2017, respectively, is as follows (amounts in thousands):

	Fiscal Years Ended March 31,
	2019	2018	2017
Contractual interest expense	$19,471	$30,323	$38,825
Capitalized interest	(232)	(141)	(154)
Amortization of debt issuance costs	334	511	1,390
Amortization of debt (premium) discount	1,481	1,843	(788)
Imputed interest on acquisition related obligations	57	113	159
Interest expense on capital leases	128	233	323
Total interest expense	$21,239	$32,882	$39,755
Term Loan Credit Agreement
On November 7, 2018, the Company repaid the full outstanding balance under the Company's prior Term Loan Credit Agreement dated April 28, 2017 (“Term Loan Credit Agreement”) with Bank of America, N.A. The Company incurred a $15.9 million loss on the debt extinguishment and the loss is included in the line item “Other (income) expense, net” in the Consolidated Statements of Operations for the fiscal year ended March 31, 2019. Interest payable related to the Term Loan Credit Agreement included in the line item “Accrued expenses” on the Consolidated Balance Sheets was $0.2 million as of March 31, 2018.
TOKIN Term Loan Facility
On October 29, 2018, the Company entered into a JPY 33.0 billion Term Loan Agreement (the “TOKIN Term Loan Facility”) by and among TOKIN, the lenders party thereto (the “Lenders”) and Sumitomo Mitsui Trust Bank, Limited in its capacity as agent (the “Agent”), arranger and Lender. Funding for the Term Loan facility occurred on November 7, 2018. The proceeds, which were net of an arrangement fee withheld from the funding amount, were JPY 32.1 billion, or approximately $283.9 million using the exchange rate as of November 7, 2018. Net of the arrangement fee, bank issuance costs, and other indirect issuance costs, the Company's net proceeds from the TOKIN Term Loan Facility was $281.8 million.
The proceeds from the TOKIN Term Loan Facility were used by TOKIN to make intercompany loans (the “Intercompany Loans”) to the Company. The proceeds, along with other cash on hand, were used to prepay in full the outstanding amounts under the Term Loan Credit Agreement of $323.4 million and a prepayment premium of 1.0%, or $3.2 million.

KEMET CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

The TOKIN Term Loan Facility consists of (i) a JPY 16.5 billion (approximately $146.0 million using the exchange rate as of November 7, 2018) Term Loan A tranche (the “Term Loan A”) and (ii) a JPY 16.5 billion (approximately $146.0 million using the exchange rate as of November 7, 2018) Term Loan B tranche (the “Term Loan B” and, together with the Term Loan A, collectively, the “Term Loans”). Principal payments under Term Loan A are required semi-annually, in the amount of JPY 1.4 billion (approximately $12.4 million using the exchange rate as of March 31, 2019), while the principal of Term Loan B is due in one payment at maturity. At each reporting period, the carrying value of the loan is translated from Japanese Yen to U.S. Dollars using the spot exchange rate as of the end of the reporting period.
Interest payments are due semi-annually on the Term Loans, with the interest rate based on a margin over the six-month Japanese TIBOR. The applicable margin for Term Loan A is 2.00% and for Term Loan B is 2.25%. Japanese TIBOR at March 31, 2019 was 0.13%. Interest payable related to the TOKIN Term Loan Facility included in the line item “Accrued expenses” on the Consolidated Balance Sheets was $0.1 million as of March 31, 2019. The effective interest rate for the TOKIN Term Loan Facility was 3.1% for the year ended March 31, 2019.
The Term Loans mature on September 30, 2024. KEMET and certain subsidiaries of TOKIN provided guarantees of the obligations under the Term Loans, which will also be secured by certain assets, properties and equity interests of TOKIN and its material subsidiaries. As of March 31, 2019, properties and equipment with a net book value of $50.6 million were securing the Term Loans. The Term Loans contain customary covenants applicable to both the Company and to TOKIN, including maintenance of a consolidated net leverage ratio, the absence of two consecutive years of consolidated operating losses and the maintenance of certain required levels of consolidated net assets. The TOKIN Term Loan Facility also contains customary events of default. The Company may prepay the Term Loans at any time, subject to certain notice requirements and reimbursement of loan breakage costs.
Customer Advances
In September, November, and February of fiscal year 2019, the Company entered into agreements with three different customers (the “Customers”) pursuant to which the Customers agreed to make advances (collectively, the “Advances”) to the Company in an aggregate amount of up to $72.0 million (collectively, the “Customer Capacity Agreements”). The Company is using these Advances to fund the purchase of production equipment and to make other investments and improvements in its business and operations (the “Investments”) to increase overall capacity to produce various electronic components of the type and part as may be sold by the Company to the Customers from time to time. The Company retains all rights to the production equipment purchased with the funds from the Advances. The Advances from the Customers are being made in quarterly installments (“Installments”) over an expected period of 18 to 24 months from the effective date of the Customer Capacity Agreements.
The Advances will be repaid beginning on the date that production from the Investments is sufficient to meet the Company's obligations under the agreements with the Customers. Repayments will be made on a quarterly basis as determined by calculations that generally consider the number of components purchased by the Customers during the quarter. Repayments based on the calculations will continue until either the Advances are repaid in full, or December 31, 2038 for all three Customers. The Company has a quarterly repayment cap in the agreement with each of the Customers and is not required to make any quarterly repayments to the Customers that in the aggregate exceeds $1.8 million. If the Customers do not purchase a number of components that would require full repayment of the Advances by December 31, 2038, then the Advances shall be deemed repaid in full. Additionally, if the Customers do not purchase a number of components that would require a payment on the Advances for a period of 16 consecutive quarters, the Advances shall be deemed repaid in full.
As of March 31, 2019, the Company has received a total of $13.4 million in Advances from these Customers. Since the debt is non-interest bearing, the Company has recorded debt discounts on the Advances. These discounts are being amortized over the expected life of the Advances through interest expense. During fiscal year 2019, the Company had $16.3 million in capital expenditures related to the Customer Capacity Agreements.
As of March 31, 2019, the Company had no cash on its Consolidated Balance Sheets that was restricted as far as its use related to the Customer Capacity Agreements. Restricted cash is recorded within “Prepaid expenses and other current assets” in the Consolidated Balance Sheets.

KEMET CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Revolving Line of Credit
On September 30, 2010, KEC and KEMET Electronic Marketing Services, Singapore (“KEMS”) entered into a Loan and Security Agreement (the “Revolver Agreement”), with Bank of America, N.A, as the administrative agent and the initial lender. The Revolver Agreement provided a $50.0 million revolving line of credit (the “Revolver”), which was bifurcated into a U.S. facility and a Singapore facility. A portion of the U.S. facility and the Singapore facility can be used to issue letters of credit. On December 19, 2014, the Revolver Agreement was amended, which increased the facility to $60.0 million, bifurcated into a U.S. facility and a Singapore facility. The amendment contained an accordion feature permitting the U.S. Borrowers to increase commitments under the facility by an aggregate principal amount up to $15.0 million (for a total facility of $75.0 million), subject to terms and documentation acceptable to the Agent and/or the Lenders. In addition, KEMET Foil Manufacturing, LLC (“KFM”), KBP, and The Forest Electric Company were included as Borrowers under the U.S. facility. On April 28, 2017, the Revolver Agreement was amended to increase the facility to $75.0 million, provided KEC with lower applicable interest rate margins, and extended the expiration date to April 28, 2022.

In connection with the closing of the TOKIN Term Loan Facility on October 29, 2018, the Company entered into Amendment No. 10 to the Loan and Security Agreement, Waiver and Consent (the “Revolver Amendment”), by and among KEMET, KEC, the other borrowers named therein, the financial institutions party thereto as lenders and Bank of America, N.A., a national banking association, as agent for the lenders. The Revolver Amendment provides the Company with, among other things, increased flexibility for certain restricted payments (including dividends), and released certain pledges that allowed the Company to obtain the TOKIN Term Loan Facility to pay down the Term Loan Credit Agreement.

The principal features of the Revolver Agreement as amended are reflected in the description below.
The size of the U.S. facility and Singapore facility can fluctuate as long as the Singapore facility does not exceed $30.0 million and the total facility does not exceed $60.0 million.
Borrowings under the U.S. and Singapore facilities are subject to a borrowing base consisting of:

•
In the case of the U.S. facility, (A) 85% of KEC’s accounts receivable that satisfy certain eligibility criteria plus (B) the lesser of (i) $6.0 million and (ii) (a) on or prior to agent’s receipt of an updated inventory appraisal and agent’s approval thereof, 40% of the value of Eligible Inventory (as defined in the agreement) and (b) upon agent’s receipt of an updated inventory appraisal, 85% of the net orderly liquidation value of the Eligible Inventory (as defined in the agreement) plus (C) the lesser of $5.1 million and 80% of the net orderly liquidation percentage of the appraised value of equipment that satisfies certain eligibility criteria, as reduced on the first day of each fiscal quarter occurring after April 30, 2014 in an amount equal to one-twentieth (1/20) of such appraised value less (D) certain reserves, including certain reserves imposed by the administrative agent in its permitted discretion; and

•
In the case of the Singapore facility, (A) 85% of KEMET Singapore’s accounts receivable that satisfy certain eligibility criteria as further specified in the Revolver Agreement less (B) certain reserves, including certain reserves imposed by the administrative agent in its permitted discretion.

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
KEC’s ability to draw funds under the U.S. facility and KEMET Singapore’s ability to draw funds under the Singapore facility are conditioned upon, among other matters:

KEMET CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

•	the absence of the existence of a Material Adverse Effect (as defined in the Revolver Agreement);

•	the absence of the existence of a default or an event of default under the Revolver Agreement; and

•	the representations and warranties made by KEC and KEMS in the Revolver Agreement continuing to be correct in all material respects.
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
KEC and the Guarantor Subsidiaries guarantee the Singapore facility obligations. In addition to the assets that secure the U.S. facility, the Singapore obligations are also secured by a pledge of 100% of the stock of KEMET Singapore and a security interest in substantially all of KEM's assets. KEMET Singapore’s bank accounts are maintained at Bank of America and upon a Cash Dominion Trigger Event will become subject to full cash dominion in favor of the administrative agent.
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
In addition, the Revolver Agreement, as amended, includes various covenants that, subject to exceptions, limit the ability of KEMET and its direct and indirect subsidiaries to, among other things: incur additional indebtedness; create liens on assets; engage in mergers, consolidations, liquidations and dissolutions; sell assets (including pursuant to sale leaseback transactions); pay dividends and distributions on or repurchase capital stock; make investments (including acquisitions), loans, or advances; prepay certain junior indebtedness; engage in certain transactions with affiliates; enter into restrictive agreements; amend material agreements governing certain junior indebtedness; and change its lines of business. The Revolver Agreement includes certain customary representations and warranties, affirmative covenants and events of default.
Debt issuance costs related to the Revolver Agreement, net of amortization, were $0.1 million and $0.1 million as of March 31, 2019 and 2018, respectively. These costs are included in the line item “Other assets” in the Consolidated Balance Sheets and are amortized over the term of the Revolver Agreement. The Company’s available borrowing capacity under the Loan and Security Agreement was $66.0 million as of March 31, 2019.
Other Debt
In January 2017, KEMET Electronics Portugal, S.A., (“KEP”) a wholly owned subsidiary, entered into a program with the Portuguese government where KEP is eligible to receive interest free loans from the Portuguese government if KEP purchases fixed assets for certain projects approved by the Portuguese government. In January 2017, KEP received the first part of an interest free loan in the amount of EUR 2.2 million (or $2.5 million). In July 2017, KEP received the second part of the loan in the amount of EUR 0.3 million (or $0.3 million). The loan has a maturity date of February 1, 2025. The loan will be repaid through semi-annual payments on August 1 and February 1 of each year beginning on August 1, 2019. The repayments will be in the amount of EUR 0.2 million (or $0.2 million).
In February 2019, KEP received a second interest free loan from the Portuguese government in the amount of EUR 0.9 million (or $1.1 million). The loan has a maturity date of September 1, 2026 and will be repaid through semi-annual payments on March 1 and September 1 of each year beginning on March 1, 2021. The repayments will be in the amount of EUR 0.1 million (or $0.1 million).
Since the KEP debt is non-interest bearing, we have recorded debt discounts on the loans. These discounts are being amortized over the life of the loans through interest expense. If certain conditions are met by KEP, such as increased headcount at its facility in Evora, Portugal, increased revenue, and increased gross value added, a portion of these loans could be forgiven.

KEMET CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

TOKIN has a short term borrowing pursuant to an agreement with The 77 Bank Limited, located in Japan, in the amount of 350 million yen (or $3.2 million), at an interest rate of 0.53% (Japanese TIBOR + 40 basis points). The loan was originally due in September 2018 and was extended to September 2019. The loan agreement automatically renews if both parties choose not to terminate or modify it.
The following table highlights the Company’s annual cash maturities of debt (amounts in thousands):

	Annual Maturities of Debt Fiscal Years Ended March 31,
	2020	2021	2022	2023	2024	Thereafter
TOKIN Term Loan Facility	$24,826	$24,826	$24,826	$24,826	$24,826	$161,371
Customer Advances (1)	—	1,800	6,850	4,028	734	—
Other	3,604	560	647	647	647	909
	$28,430	$27,186	$32,323	$29,501	$26,207	$162,280
(1) Repayment of the Customer Capacity Agreements assumes the customers purchase products in a quantity sufficient to require the maximum permitted debt repayment amount per quarter.
Note 4: Restructuring
The Company has implemented restructuring plans which include programs to increase competitiveness by removing excess capacity, relocating production to lower cost locations, relocating corporate functions to the new headquarters, and eliminating unnecessary costs throughout the Company. Significant restructuring plans which include personnel reduction costs that occurred during fiscal year ended March 31, 2019 are summarized below:

•	Within the TOKIN legacy group, KEMET took a reduction in force across various operational and overhead functions. The reduction in force was substantially complete as of March 31, 2019.

•
The Solid Capacitors reportable segment is streamlining its vertical integration strategy by relocating its tantalum powder facility equipment from Carson City, Nevada to its existing Matamoros, Mexico plant. Severance charges and equipment relocation costs. The relocation is expected to be completed by December 31, 2019. The Solid Capacitors reportable segment is also reorganizing due to a decline of MnO2 products. The efforts are expected to be completed by June 30, 2019.

•
The Film and Electrolytic reportable segment is streamlining its manufacturing operations by relocating axial electrolytic production from its plant in Granna, Sweden and to its existing Evora, Portugal plant to consolidate axial electrolytic production in an effort to further improve gross margins, net income, and cash flow. The relocation is expected to be completed by June 30, 2019.

KEMET CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Significant restructuring plans in progress or recently completed as of March 31, 2019 are summarized in the table below (amounts in thousands):

		Total expected to be incurred		Incurred during year ended March 31, 2019 (4)		Cumulative incurred to date
Restructuring Plan	Segment	Personnel Reduction Costs	Relocation & Exit Costs	Personnel Reduction Costs	Relocation & Exit Costs	Personnel Reduction Costs	Relocation & Exit Costs
TOKIN operational & overhead function reduction in force	MSA, Corporate, & Solid Capacitors (1)	5,339	—	942	—	5,339	—
Tantalum powder facility relocation(2) (3)	Solid Capacitors	850	2,468	—	3,355	—	3,355
Axial electrolytic production relocation from Granna to Evora	Film and Electrolytic	879	3,232	—	2,296	—	2,296
Reorganization due to decline of MnO2 Products	Solid Capacitors	1,798	—	1,585	—	1,585	—
___________________________________________
(1) Cumulative personnel reduction costs incurred to date are comprised of $3.8 million, $1.4 million, and $0.1 million within the MSA, Corporate, and Solid Capacitor reportable segments, respectively.
(2) $0.9 million in tantalum reclaim is expected to be recovered as part of this restructuring activity, which will reduce total costs in subsequent periods.
(3) The Company expects to recover approximately $0.9 million related to tantalum reclaim, which would decrease the cumulative expenses incurred to date for relocation and exit costs upon the completion of reclaim activities.
(4) The Company incurred $0.6 million in restructuring charges for minor projects not included in the table above during fiscal year ended March 31, 2019, consisting of $0.3 million each in personal reduction costs and relocation and exit costs.
A summary of the expenses aggregated on the Consolidated Statements of Operations line item “Restructuring charges” in the fiscal years ended March 31, 2019, 2018 and 2017, is as follows (amounts in thousands):

	Fiscal Years Ended March 31,
	2019	2018	2017
Personnel reduction costs	$2,823	$12,587	$2,214
Relocation and exit costs	5,956	2,256	3,190
Restructuring charges	$8,779	$14,843	$5,404
Fiscal Year Ended March 31, 2019
The Company incurred $8.8 million in restructuring charges in the fiscal year ended March 31, 2019, including $2.8 million in personnel reduction costs and $6.0 million in relocation and exit costs.
The personnel reduction costs of $2.8 million were primarily due to $0.9 million in costs related to headcount reductions in the TOKIN legacy group across various internal and operational functions, $0.3 million in severance charges related to personnel reductions in the Film and Electrolytic reportable segment resulting from a reorganization of the segment's management structure, and $1.6 million in costs related to reorganization in the Solid Capacitors reportable segment due to a permanent structural change driven by a decline of MnO2 products.
The relocation and exit costs of $6.0 million were primarily due to $3.4 million in costs related to the Company's relocation of its tantalum powder equipment from Carson City, Nevada to its plant in Matamoros, Mexico and $2.3 million in costs related to the relocation of axial electrolytic production equipment from Granna, Sweden to its plant in Evora, Portugal.
Fiscal Year Ended March 31, 2018
The Company incurred $14.8 million in restructuring charges in the fiscal year ended March 31, 2018, including $12.6 million related to personnel reduction costs and $2.3 million of relocation and exit costs.
The personnel reduction costs of $12.6 million were due to $5.2 million related to a voluntary reduction in force in the Film and Electrolytic reportable segment's Italian operations; $4.4 million related to a headcount reduction in the TOKIN legacy group across various internal and operational functions; $2.7 million in severance charges across various overhead

KEMET CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

functions in the Simpsonville, South Carolina office as these functions were relocated to the Company's new corporate headquarters in Fort Lauderdale, Florida; and $0.2 million in headcount reductions related to a European sales reorganization.
The relocation and exit costs of $2.3 million included $0.9 million in lease termination penalties related to the relocation of global marketing, finance and accounting, and information technology functions to the Company's Fort Lauderdale office, $0.8 million in expenses related to the relocation of the K-Salt operations to the existing Matamoros, Mexico plant, $0.4 million in exit costs related to the shut-down of operations for KFM, and $0.1 million related to the transfer of certain Tantalum production from Simpsonville, South Carolina to Victoria, Mexico.
Fiscal Year Ended March 31, 2017
The Company incurred $5.4 million in restructuring charges in the fiscal year ended March 31, 2017, including $2.2 million related to personnel reduction costs and $3.2 million of relocation and exit costs.
The personnel reduction costs of $2.2 million corresponded with the following: $0.3 million related to the consolidation of certain Solid Capacitor manufacturing in Matamoros, Mexico; $0.4 million for headcount reductions related to the shut-down of operations for KFM; $0.3 million related to headcount reductions in Europe (primarily Italy and Landsberg, Germany) corresponding with the relocation of certain production lines and laboratories to lower cost regions; $0.3 million for overhead reductions in Sweden; $0.3 million in U.S. headcount reductions related to the relocation of global marketing functions to the Company’s Fort Lauderdale, Florida office; $0.3 million in headcount reductions related to the transfer of certain Tantalum production from Simpsonville, South Carolina to Victoria, Mexico; $0.2 million in overhead reductions for the relocation of research and development operations from Weymouth, England to Evora, Portugal; and $0.1 million in manufacturing headcount reductions related to the relocation of the K-Salt operations to the existing Matamoros, Mexico plant.
The relocation and exit costs of $3.2 million included $1.9 million in expenses related to contract termination costs related to the shut-down of operations for KFM; $0.6 million in expenses related to the relocation of the K-Salt operations to the existing Matamoros, Mexico plant; $0.6 million for transfers of Film and Electrolytic production lines and R&D functions to lower cost regions; and $0.1 million related to the transfer of certain Tantalum production from Simpsonville, South Carolina to Victoria, Mexico.
A reconciliation of the beginning and ending liability balances for restructuring charges included in the line items “Accrued expenses” and “Other non-current obligations” on the Consolidated Balance Sheets were as follows (amounts in thousands):

	Personnel Reductions	Relocation and Exit Costs
Balance at March 31, 2016	$976	$—
Costs charged to expense	2,214	3,190
Costs paid or settled	(2,130)	(2,784)
Change in foreign exchange	(61)	—
Balance at March 31, 2017	999	406
TOKIN opening balance	—	312
Costs charged to expense (1)	12,384	2,256
Costs paid or settled	(3,901)	(2,662)
Change in foreign exchange	147	18
Balance at March 31, 2018	9,629	330
Costs charged to expense	2,823	5,956
Costs paid or settled	(10,329)	(5,957)
Change in foreign exchange	(258)	(13)
Balance at March 31, 2019	$1,865	$316
_________________________________________
(1) Personnel reduction costs charged to expense include $0.2 million of relocation costs expensed as incurred, and therefore not included in accrued expenses for the fiscal year ended March 31, 2018.

KEMET CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Note 5: Goodwill and Intangible Assets
The following table highlights the Company’s intangible assets (amounts in thousands):

	March 31, 2019			March 31, 2018
	Carrying Amount	Accumulated Amortization	Net Amount	Carrying Amount	Accumulated Amortization	Net Amount
Indefinite Lived Intangible Assets:
Trademarks	$15,151	$—	$15,151	$15,474	$—	$15,474
Amortizing Intangibles:
Patents (10 - 18 years)	26,662	(12,046)	14,616	26,662	(10,625)	16,037
Customer relationships (10 - 21 years	37,850	(13,868)	23,982	40,131	(11,735)	28,396
Other	214	(214)	—	238	(238)	—
Total amortizing intangibles	64,726	(26,128)	38,598	67,031	(22,598)	44,433
Total intangible assets	$79,877	$(26,128)	$53,749	$82,505	$(22,598)	$59,907
For fiscal years ended March 31, 2019, 2018, and 2017, amortization related to intangibles was $4.5 million, $4.3 million and $2.1 million, respectively, consisting of amortization related to patents of $1.4 million, $1.4 million, and $1.5 million, respectively, and amortization related to customer relationships of $3.1 million, $2.9 million, and $0.6 million, respectively.
The weighted-average useful life as of March 31, 2019 and 2018 for patents was 15.8 years and for customer relationships was 12.3 years. The weighted-average period prior to the next renewal for patents was 2.5 years and 3.5 years as of March 31, 2019 and 2018, respectively. Estimated amortization of intangible assets for each of the next five fiscal years is $4.5 million, and thereafter, amortization will total $16.1 million. Estimated amortization of patents for each of the next five fiscal years is $1.4 million, and thereafter, amortization will total $7.5 million. Estimated amortization of customer relationships for each of the next five fiscal years is $3.1 million, and thereafter, amortization will total $8.6 million.
For fiscal year 2019, the Company completed its impairment test on goodwill and intangible assets with indefinite useful lives as of January 1, 2019 and concluded that goodwill and indefinite-lived assets were not impaired. The were no changes to the carrying amount of goodwill for the years ended March 31, 2019 and 2018. As of March 31, 2019, and 2018, the carrying amount of goodwill was $40.3 million.
Note 6: Equity Method Investments
The following table provides a reconciliation of equity method investments to the Company's Consolidated Balance Sheets (amounts in thousands):

	March 31,
	2019	2018
Nippon Yttrium Co., Ltd ("NYC")	$8,215	$8,148
NT Sales Co., Ltd ("NTS")	1,218	998
Novasentis	977	2,870
KEMET Jianghai Electronics Components Co., Ltd (“KEMET Jianghai”)	2,515	—
	$12,925	$12,016
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

KEMET CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

NYC was established in 1966 by TOKIN and Mitsui Mining and Smelting Co., Ltd (“Mitsui”). NYC was established to commercialize yttrium oxides and the Company owns 30% of NYC's stock. The carrying amount of the Company's equity investment in NYC was $8.2 million and $8.1 million as of March 31, 2019 and 2018, respectively.
NTS was established in 2004 by TOKIN, however subsequent to its formation, TOKIN sold 67% of its stock. NTS provides world-class electronic devices by utilizing global procurement networks and the Company owns 33% of NTS' stock. During the year ended March 31, 2019, a significant portion of NTS' sales were TOKIN’s products. The carrying amount of the Company's equity investment in NTS was $1.2 million and $1.0 million as of March 31, 2019 and 2018, respectively.
 Summarized transactions between TOKIN and NTS are as follows (amounts in thousands):

	Fiscal Year Ended March 31,
	2019	2018
KEMET's sales to NTS	$49,740	$52,883
NTS' sales to KEMET	2,501	1,616
Investment in Novasentis
During fiscal year 2018, KEMET invested in the Series-D round of funding of Novasentis, a leading developer of film-based haptic actuators. Novasentis produces the world’s thinnest electro mechanical polymer-based actuators that provide rich haptic feedback for a variety of applications, including augmented/virtual reality and wearables. Novasentis supplies its “smart” film and KEMET applies its expertise in manufacturing film capacitors to the development and commercial production of the actuators. The Company's ownership percentage in Novasentis is 27.9% and has 1 of 3 seats on Novasentis’ board of directors. Additionally, KEMET has an exclusive manufacturing supply agreement, whereby Novasentis (the “Buyer”) will purchase goods exclusively from KEMET (the “Seller”) and the Seller shall manufacture and sell goods exclusively to the Buyer.
While the Company determined that Novasentis is a variable interest entity, the Company concluded that it is not the primary beneficiary of Novasentis. Accordingly, the Company accounts for its investment in Novasentis under the equity method of accounting.
Under the equity method, the Company's share of profits and losses and impairment charges on investments in affiliates are included in “Equity income (loss) from equity method investments” in the Consolidated Statements of Operations. During the fourth quarter of fiscal year 2019, the Company recorded $2.7 million of impairment on its investment in Novasentis. The carrying amount of the Company's equity investment in Novasentis was $1.0 million and $2.9 million as of March 31, 2019 and 2018, respectively.
KEMET JIANGHAI Joint Venture
On January 29, 2018, KEC entered into a joint venture agreement (the “Agreement”) with Jianghai (Nantong) Film Capacitor Co., Ltd (“Jianghai Film”), a subsidiary of Nantong Jianghai Capacitor Co., Ltd (“Jianghai”) for the formation of KEMET Jianghai Electronic Components Co. Ltd., a limited liability company located in Nantong, China. KEMET Jianghai was officially formed on May 16, 2018 to manufacture axial electrolytic capacitors and (H)EV Film DC brick capacitors, for distribution through the KEMET and Jianghai Film sales channels. During fiscal year 2019 the Company signed an amendment to the Agreement with Jianghai Film to expand the scope of KEMET Jianghai to also produce solid aluminum capacitors and aluminum electrolytic capacitors. The Company's ownership percentage is 50.0% and the Company and Jianghai Film are equally represented on the joint venture’s board of directors.
The Company's initial capital contribution to KEMET Jianghai was made during the second quarter of fiscal year 2019, and the Company accounts for its investment using the equity method due to the related nature of operations and its ability to influence the joint venture's decisions. As of March 31, 2019, the carrying amount of the Company's equity investment in KEMET Jianghai was $2.5 million.
Investment in TOKIN
As noted in Note 2, “Acquisitions,” the Company held a 34% economic interest in TOKIN from February 1, 2013 through April 19, 2017. The Company completed its acquisition of the remaining 66% economic interest in TOKIN on April 19, 2017. During the time period that the Company held its 34% economic interest in TOKIN, the Company accounted for its investment using the equity method for a non-consolidated variable interest entity since KEMET did not have the power to

KEMET CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

direct significant activities of TOKIN. Prior to the acquisition, the Company had a put option that could have required KEMET to purchase all of the outstanding capital stock of TOKIN from its shareholders (the “Put Option”). The Put Option was canceled as part of the TOKIN acquisition and accounted for as a reduction in the purchase price of TOKIN. In fiscal years prior to the TOKIN acquisition, the Put Option was marked to fair value as of the end of each reporting period with the change in fair value included in the line item “Change in the value of TOKIN options” in the Consolidated Statements of Operations. For the fiscal year ended March 31, 2017, the Company recognized a $10.7 million gain related to the change in the fair value of the Put Option.
Summarized financial information for TOKIN for fiscal years 2018 and 2017 are as follows (amounts in thousands):

	19 Day Period Ended April 19, 2017	Fiscal Year March 31, 2017
Net sales	$23,649	$328,822
Gross profit	6,647	74,465
Net income	247,786	128,502
A reconciliation between TOKIN’s net income and KEMET’s equity investment income for fiscal years 2018 and 2017 are as follows (amounts in thousands):

	19 Day Period Ended April 19, 2017	Fiscal Year March 31, 2017
TOKIN net income	$247,786	$128,502
KEMET’s equity ownership %	34%	34%
Equity income from TOKIN before Adjustments	$84,247	$43,691

Adjustments:
Amortization and depreciation	(113)	(2,210)
Removal of EMD memo accounts	(8,981)	—
Inventory profit elimination	24	162
Equity income from TOKIN	75,177	41,643

Acquired equity method investment income	1,015	—
Equity income from equity method investments	$76,192	$41,643
Summarized transactions between KEC and TOKIN are as follows (amounts in thousands):

	19 Day Period Ended April 19, 2017	Fiscal Year March 31, 2017
KEC’s sales to TOKIN	$727	$17,100
TOKIN’s sales to KEMET	356	8,341
Note 7: Reportable Segment and Geographic Information
The Company is organized into three reportable segments: Solid Capacitors, Film and Electrolytic, and MSA based primarily on product lines.
The reportable segments are responsible for their respective manufacturing sites as well as their research and development efforts. The Company does not allocate corporate indirect selling, general and administrative (“SG&A”) or shared R&D expenses to the segments.

KEMET CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Solid Capacitors
Solid Capacitors operates in ten manufacturing sites in the United States, Mexico and Asia, and operates innovation centers in the United States and Japan. Solid Capacitors primarily produces tantalum, aluminum, polymer and ceramic capacitors which are sold globally. Solid Capacitors also produces tantalum powder used in the production of tantalum capacitors.
Film and Electrolytic
Film and Electrolytic operates in nine manufacturing sites throughout Europe and Asia, and maintain product innovation centers in Italy, Portugal, and Sweden. Film and Electrolytic primarily produces film, paper, and wet aluminum electrolytic capacitors, which are sold globally. In addition, the Film and Electrolytic reportable segment designs and produces electromagnetic interference filters.
MSA
MSA operates in four manufacturing sites throughout Asia and operates a product innovation center in Japan. MSA primarily produces EMC materials and devices, piezo materials and actuators, and various types of sensors, which are sold globally.
In the following tables, revenue is disaggregated by primary geographical market, sales channel, and major product lines. The tables also include reconciliations of the disaggregated revenue with the reportable segments for the fiscal years ended 2019, 2018 and 2017 (amounts in thousands):

	Fiscal Year Ended March 31, 2019
	Solid Capacitors	Film and Electrolytic	MSA	Total

Primary geographical markets
Asia and the Pacific Rim ("APAC")	$411,183	$51,923	$70,234	$533,340
Europe, the Middle East, and Africa ("EMEA")	189,992	122,956	2,587	315,535
North and South America ("Americas")	297,167	30,462	10,213	337,842
Japan and Korea ("JPKO")	37,496	899	157,706	196,101
	$935,838	$206,240	$240,740	$1,382,818

Sales channel
OEM	$290,058	$81,704	$226,544	$598,306
Distributor	475,190	100,113	9,315	584,618
EMS	170,590	24,423	4,881	199,894
	$935,838	$206,240	$240,740	$1,382,818

Major product lines
Tantalum	$563,255	$—	$—	$563,255
Ceramics	372,583	—	—	372,583
Film and Electrolytic	—	206,240	—	206,240
MSA	—	—	240,740	240,740
	$935,838	$206,240	$240,740	$1,382,818

KEMET CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

	Fiscal Year Ended March 31, 2018
	Solid Capacitors	Film and Electrolytic	MSA	Total

Primary geographical markets
Asia and the Pacific Rim	$350,791	$58,922	$70,274	$479,987
Europe, the Middle East, and Africa	156,169	119,649	2,080	277,898
North and South America	227,582	22,634	8,889	259,105
Japan and Korea	36,698	772	145,721	183,191
	$771,240	$201,977	$226,964	$1,200,181

Sales channel
OEM	$262,097	$86,049	$215,349	$563,495
Distributor	366,569	92,708	11,047	470,324
EMS	142,574	23,220	568	166,362
	$771,240	$201,977	$226,964	$1,200,181

Major product lines
Tantalum	$495,114	$—	$—	$495,114
Ceramics	276,126	—	—	276,126
Film and Electrolytic	—	201,977	—	201,977
MSA	—	—	226,964	226,964
	$771,240	$201,977	$226,964	$1,200,181

KEMET CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

	Fiscal Year Ended March 31, 2017
	Solid Capacitors	Film and Electrolytic	MSA	Total

Primary geographical markets
Asia and the Pacific Rim	$237,847	$50,917	$—	$288,764
Europe, the Middle East, and Africa	128,617	108,820	—	237,437
North and South America	202,812	21,244	—	224,056
Japan and Korea	5,834	1,247	—	7,081
	$575,110	$182,228	$—	$757,338

Sales channel
OEM	$162,411	$83,986	$—	$246,397
Distributor	275,591	79,048	—	354,639
EMS	137,108	19,194	—	156,302
	$575,110	$182,228	$—	$757,338

Major product lines
Tantalum	$342,184			$342,184
Ceramics	232,926			232,926
Film and Electrolytic		182,228	—	182,228
MSA	—	—	—	—
	$575,110	$182,228	$—	$757,338

KEMET CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

The following highlights net sales by geographic location (amounts in thousands):

	Fiscal Years Ended March 31,(1)
	2019	2018	2017
United States	$292,980	$233,133	$198,250
Hong Kong	188,102	169,073	121,813
Germany	124,805	105,548	104,755
Europe (2) (3)	76,149	64,248	63,863
China	173,148	163,016	71,223
Taiwan	88,853	78,728	9,147
Asia Pacific (2)	47,233	36,647	26,878
Japan	178,502	170,282	3,565
United Kingdom	42,472	37,038	33,837
Netherlands	44,065	39,684	32,478
Malaysia	33,748	28,165	15,177
Singapore	19,417	17,267	15,565
Italy	15,551	17,905	15,376
Hungary	12,245	13,254	18,856
Mexico	44,267	23,915	22,424
Other Countries (2)	1,281	2,278	4,131
Total Non-United States (3)	1,089,838	967,048	559,088
	$1,382,818	$1,200,181	$757,338
______________________________________________________________________________
(1) Revenues are attributed to countries or regions based on the location of the customer. Net Sales to one customer, TTI, Inc., exceeded 10% of total net sales as follows: $184.3 million, $133.5 million and $104.4 million in fiscal years 2019, 2018 and 2017, respectively.
(2) No country included in this caption exceeded 3% of consolidated net sales for fiscal years 2019, 2018 and 2017.
(3) Fiscal years ended March 31, 2018 and 2017 adjusted due to the adoption of ASC 606.

KEMET CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

The following tables summarize information for operating income (loss), depreciation and amortization, restructuring charges, gain (loss) on write down and disposal of long-lived assets, and capital expenditures by reportable segment for the fiscal years ended 2019, 2018 and 2017 and total assets by reportable segment for the fiscal years ended 2019 and 2018 (amounts in thousands):

	Fiscal Years Ended March 31,
	2019	2018	2017
Operating income (loss): (1)
Solid Capacitors	$348,150	$234,473	$147,662
Film and Electrolytic (1)	8,183	3,622	(9,028)
MSA	22,546	15,694	—
Corporate	(178,030)	(140,937)	(103,666)
	$200,849	$112,852	$34,968
Depreciation and amortization expense: (1)
Solid Capacitors	$28,795	$27,329	$20,824
Film and Electrolytic (1)	9,763	10,918	11,766
MSA	5,226	4,407	—
Corporate	8,844	8,007	5,561
	$52,628	$50,661	$38,151
Restructuring charges:
Solid Capacitors	$4,922	$983	$1,333
Film and Electrolytic	2,717	5,788	3,738
MSA	452	3,343	—
Corporate	688	4,729	333
	$8,779	$14,843	$5,404
(Gain) loss on write down and disposal of long-lived assets
Solid Capacitors	$235	$689	$2,303
Film and Electrolytic	(93)	(3,356)	8,339
MSA	—	1,272	—
Corporate	1,518	403	29
	$1,660	$(992)	$10,671

Capital expenditures:
Solid Capacitors	$80,700	$31,249	$12,300
Film and Electrolytic	16,000	12,651	7,955
MSA	13,400	8,481	—
Corporate	35,956	12,623	5,362
	$146,056	$65,004	$25,617
_______________________________________________________________________________
(1) Fiscal years ended March 31, 2018 and 2017 adjusted due to the adoption of ASC 606.

KEMET CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

	March 31,
	2019	2018
Total assets:
Solid Capacitors	$794,402	$704,851
Film and Electrolytic (1)	219,711	240,968
MSA	234,419	254,193
Corporate	69,563	22,911
	$1,318,095	$1,222,923
_______________________________________________________________________________
(1) March 31, 2018 adjusted due to the adoption of ASC 606.
The following geographic information includes Property, plant and equipment, net, based on physical location (amounts in thousands):

	March 31,
	2019	2018
United States	$57,095	$49,530
Japan	89,602	79,855
Thailand	82,389	74,100
Mexico	121,147	62,503
Italy	35,197	39,398
China	45,815	36,396
Portugal	31,872	29,073
Macedonia	12,906	13,723
Bulgaria	5,480	5,597
Sweden	4,800	6,005
Other (1)	8,977	9,136
Total Non-United States	438,185	355,786
	$495,280	$405,316
_______________________________________________________________________________
(1) No country included in this caption exceeded 1% of consolidated Property, plant and equipment net for fiscal years 2019 and 2018.
Note 8: (Gain) Loss on Write Down and Disposal of Long-Lived Assets
During fiscal year 2019, KEMET recorded a net loss on the write down and disposal of long-lived assets of $1.7 million, which was comprised of $0.7 million in impairment charges and $1.0 million in net losses on the sale and disposal of long-lived assets. The impairment charges were primarily related to the write down of idle land and machinery of $0.5 million and $0.2 million, respectively, at TOKIN. The $1.0 million net loss on write down and disposal of long-lived assets primarily consisted of the disposal of furniture and fixtures resulting from the Company relocation of its corporate headquarters to Fort Lauderdale, Florida and the disposal of old machinery throughout the Company that was no longer being used. These activities are recorded on the Consolidated Statements of Operations line item "(Gain) loss on write down and disposal of long-lived assets."
During fiscal year 2018, the Company recorded a net gain on the write down and disposal of long-lived assets of $1.0 million, which was comprised of $1.2 million in net gains on the sale and disposal of long-lived assets offset by $0.2 million in impairment charges. The net gains on the sale and disposal of long-lived assets were primarily related to the sale of equipment, land, and buildings from KFM, which was shut down in fiscal year 2017. On March 13, 2018, the Company sold KFM's land and buildings to a third party for a gross sales price of $3.6 million. The net proceeds realized by the Company were approximately $3.4 million after payment of $0.2 million in closing costs. The Company realized a gain on the sale of the land and buildings of approximately $1.9 million during the year ended March 31, 2018 as a result of the sale. In addition, the Company sold KFM's equipment for a $1.4 million gain. These gains were partially offset by MSA's loss on disposals of assets

KEMET CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

of $1.3 million primarily related to equipment and buildings used for discontinued products and Solid Capacitors' loss of approximately $0.6 million related to the relocation of its K-Salt operations from a leased facility to its existing Matamoros, Mexico facility.
During fiscal year 2017, the Company recorded a net loss on write down and disposal of long-lived assets of $10.7 million, which was comprised of $10.3 million in impairment charges and $0.4 million in net losses on the sale and disposal of long-lived assets. In fiscal year 2017, Film and Electrolytic incurred impairment charges totaling $8.2 million. The impairment charges consisted of the following two actions.
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
In fiscal year 2017, Solid Capacitors incurred impairment charges totaling $2.1 million related to the relocation of its leased K-salt facility to the existing Matamoros, Mexico facility.
Note 9: Pension and Other Post-retirement Benefit Plans
The Company sponsors twelve defined benefit pension plans: six in Europe, one in Singapore, two in Mexico, two in Japan, and one in Thailand. The Company funds the pension liabilities in accordance with laws and regulations applicable to those plans.
In addition, the Company maintains two frozen post-retirement benefit plans: health care and life insurance benefits for certain retired United States employees who reached retirement age while working for the Company. The health care plan is contributory, with participants’ contributions adjusted annually. The life insurance plan is non-contributory.

KEMET CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

A summary of the changes in benefit obligations and plan assets at March 31, 2019 and 2018 is as follows (amounts in thousands):

	Pension		Other Benefits
	2019	2018	2019	2018
Change in Benefit Obligation
Benefit obligation at beginning of the year	$161,673	$45,171	$367	$386
Service cost	4,716	4,585	—	—
Interest cost	1,815	1,750	11	12
Plan participants’ contributions	—	—	641	536
Actuarial (gain) loss	1,146	437	(81)	64
Foreign currency exchange rate change	(8,402)	9,934	—	—
Gross benefits paid	(1,097)	(1,128)	(626)	(631)
Curtailments and settlements	(11,411)	(5,642)	—	—
Acquisitions	—	106,566	—	—
Benefit obligation at end of year	$148,440	$161,673	$312	$367
Change in Plan Assets
Fair value of plan assets at beginning of year	$71,491	$10,004	$—	$—
Actual return on plan assets	1,165	2,594	—	—
Foreign currency exchange rate changes	(3,161)	3,831	—	—
Employer contributions	7,882	4,766	(15)	95
Settlements	(12,379)	(5,659)	—	—
Plan participants’ contributions	—	—	641	536
Gross benefits paid	(1,096)	(1,128)	(626)	(631)
Acquisitions	—	57,083	—	—
Fair value of plan assets at end of year	$63,902	$71,491	$—	$—
Funded status at end of year
Fair value of plan assets	$63,902	$71,491	$—	$—
Benefit obligations	(148,440)	(161,673)	(312)	(367)
Amount recognized at end of year	$(84,538)	$(90,182)	$(312)	$(367)
The Company expects to contribute $5.1 million to the pension plans in fiscal year 2020, which includes direct contributions to be made for funded plans and benefit payments to be made for unfunded plans.
The Company does not pre-fund its post-retirement health care and life insurance benefit plans. As a result, the Company is responsible annually for the payment of benefits as incurred by the plans. The Company anticipates making payments of $0.1 million during fiscal year 2020.
Amounts recognized in the Consolidated Balance Sheets at March 31, 2019 and 2018 consist of the following (amounts in thousands):

	Pension		Other Benefits
	2019	2018	2019	2018
Noncurrent asset	$670	$—	$—	$—
Current liability	$(2,753)	$(7,000)	$(50)	$(54)
Noncurrent liability	(82,455)	(83,182)	(262)	(313)
Net Amount recognized, end of year	$(84,538)	$(90,182)	$(312)	$(367)

KEMET CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Amounts recognized in Accumulated other comprehensive income (loss) at March 31, 2019 and 2018 consist of the following (amounts in thousands):

	Pension		Other Benefits
	2019	2018	2019	2018
Net actuarial loss (gain)	$16,864	$15,691	$(793)	$(879)
Prior service cost	1,325	1,413	—	—
Accumulated other comprehensive (income) loss	$18,189	$17,104	$(793)	$(879)
Although not reflected in the table above, the tax effect on the pension balances was $2.4 million and $2.3 million as of March 31, 2019 and 2018, respectively.
The components of net periodic benefit (income) costs for the fiscal years ended March 31, 2019, 2018 and 2017 are as follows (amounts in thousands):

	Pension			Other Benefits
	2019	2018	2017	2019	2018	2017
Net service cost	$4,716	$4,585	$1,298	$—	$—	$—
Interest cost	1,815	1,750	1,297	11	12	11
Expected return on plan assets (1)	(2,037)	(1,956)	(346)	—	—	—
Amortization:
Actuarial (gain) loss (2)	396	393	419	(167)	(191)	(207)
Prior service cost	87	87	82	—	—	—
Recurring activity	4,977	4,859	2,750	(156)	(179)	(196)
One time expense (income)	115	(71)	(11)	—	—	—
Net periodic benefit cost (credit)	$5,092	$4,788	$2,739	$(156)	$(179)	$(196)
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
All of the amounts in the table above, other than net service cost, were recorded in the line item “Other (income) expense, net” in the Consolidated Statements of Operations.
The estimated amounts related to pensions that will be amortized from accumulated other comprehensive income into net periodic benefit costs in fiscal year 2020 are actuarial losses of $0.5 million, and prior service costs of $0.1 million. The estimated amounts related to other benefits that will be amortized from accumulated other comprehensive income into net periodic benefit costs in fiscal year 2020 are actuarial gains of $0.1 million.

KEMET CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

The asset allocation for the Company’s defined benefit pension plans at March 31, 2019 and the target allocation for 2019, by asset category, are as follows:

Asset Category	Target Allocation (%)	Plan Assets at March 31, 2019 (%)
Insurance (1)	1	1
International equities	34	31
International bonds	61	61
Other	4	7
Total	100	100
_______________________________________________________________________
(1) Comprised of assets held by the defined benefit pension plan in Germany.
The Company’s investment strategy for its defined benefit pension plans is to maximize long-term rate of return on plan assets within an acceptable level of risk to minimize the cost of providing pension benefits. The investment policy establishes a target allocation range for each asset class and the fund is managed within those ranges. The plans use a number of investment approaches including insurance products, equity and fixed income funds in which the underlying securities are marketable in order to achieve this target allocation. Certain plans invest solely in insurance products. The Company continuously monitors the performance of the overall pension asset portfolio, asset allocation policies, and the performance of individual pension asset managers and makes adjustments and changes, as required. The Company does not manage any assets internally, does not have any passive investments in index funds, and does not directly utilize futures, options, or other derivative instruments or hedging strategies with regard to the pension plans; however, the investment mandate of some pension asset managers allows the use of the foregoing as components of their portfolio management strategies.
The expected rate of return was determined by modeling the expected long-term rates of return for broad categories of investments held by the plan against a number of various potential economic scenarios.
Other changes in plan assets and benefit obligations recognized in Accumulated other comprehensive income (loss) are as follows (amounts in thousands):

	Pension			Other Benefits
	2019	2018	2017	2019	2018	2017
Current year actuarial (gain) loss	$1,684	$(184)	$1,229	$(81)	$64	$(228)
Amortization of actuarial gain (loss)	(511)	(322)	(619)	167	191	208
Current year prior service cost	—	—	—	—	—	—
Amortization of prior service cost	(87)	(87)	(82)	—	—	—
Total recognized in other comprehensive income	$1,086	$(593)	$528	$86	$255	$(20)
Total recognized in net periodic benefit cost and other comprehensive income (loss)	$6,178	$4,195	$3,267	$(70)	$76	$(216)
Each of these changes has been factored into the following benefit payments schedule for the next ten fiscal years. The Company expects to have benefit payments in the future as follows (amounts in thousands):

	Expected benefit payments
	2020	2021	2022	2023	2024	2025- 2029
Pension benefits	$6,707	$6,679	$8,416	$8,126	$9,828	$54,107
Other benefits	51	47	42	37	33	105
Total	$6,758	$6,726	$8,458	$8,163	$9,861	$54,212

KEMET CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

The following weighted-average assumptions were used to determine the projected benefit obligation at the measurement date and the net periodic cost for the pension and post-retirement plan (amounts in thousands except percentages):

	Pension		Other Benefits
	2019	2018	2019	2018
Projected benefit obligation:
Discount rate	1.2%	1.2%	3.3%	3.5%
Rate of compensation increase	3.5%	3.5%	—%	—%
Health care cost trend on covered charges			6.5% decreasing to ultimate trend of 5.0% in 2025	7.0% decreasing to ultimate trend of 5.0% in 2022
Net periodic benefit cost:
Discount rate	1.3%	1.2%	3.5%	3.2%
Rate of compensation increase	3.5%	3.5%	—%	—%
Expected return on plan assets	3.0%	3.0%	—%	—%
Health care cost trend on covered charges			7.0% decreasing to ultimate trend of 5.0% in 2022	7.0% decreasing to ultimate trend of 5.0% in 2021
The measurement date used to determine pension and post-retirement benefits is March 31.
The Company evaluated input from its third-party actuary to determine the appropriate discount rate. The determination of the discount rate is based on various factors such as the rate on bonds, term of the expected payouts, and long-term inflation factors.
The following table sets forth by level, within the fair value hierarchy as described in Note 1, the pension plan’s assets, required to be carried at fair value on a recurring basis as of March 31, 2019 and March 31, 2018 (amounts in thousands):

	Fair Value March 31, 2019	Fair Value Measurement Using			Fair Value March 31, 2018	Fair Value Measurement Using
		Level 1	Level 2 (1)	Level 3 (2)		Level 1	Level 2	Level 3
Cash and cash equivalents	$319	$319	$—	$—	$193	$193	$—	$—
Equity securities:
International equities	19,965	—	19,965	—	22,391	—	22,391	—
Fixed income securities:
International bonds	39,030	—	39,030	—	43,742	—	43,742	—
Insurance contracts	642	—	—	642	697	—	—	697
Diversified growth funds	3,946	—	3,946	—	4,468	—	4,468	—
	$63,902	$319	$62,941	$642	$71,491	$193	$70,601	$697
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
The table below sets forth a summary of changes in the fair value of the defined benefit pension plan’s Level 3 assets for the fiscal years ended March 31, 2018 and March 31, 2019 (amounts in thousands):

KEMET CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Balance at March 31, 2017	$580
Actual return on plan assets	41
Employer contributions	219
Benefits paid	(233)
Foreign currency exchange rate change	90
Balance at March 31, 2018	$697
Actual return on plan assets	20
Employer contributions	233
Benefits paid	(247)
Foreign currency exchange rate change	(61)
Balance at March 31, 2019	$642
The Company also sponsors a deferred compensation plan for highly compensated employees. The plan is non-qualified and allows certain employees to contribute to the plan. Company matches, net of gains (losses) related to the deferred compensation plan, were $0.1 million in fiscal year 2019, $0.2 million in fiscal year 2018, and $0.2 million in fiscal year 2017. Total benefits accrued under this plan were $2.3 million and $2.1 million at March 31, 2019 and March 31, 2018, respectively.
In addition, the Company has a defined contribution retirement plan (the “Savings Plan”) in which all United States employees who meet certain eligibility requirements may participate. A participant may direct the Company to contribute amounts, based on a percentage of the participant’s compensation, to the Savings Plan through the execution of salary reduction agreements. In addition, the participants may elect to make after-tax contributions. The Company matches contributions to the Savings Plan up to 6% of the employee’s salary. The Company made matching contributions of $2.8 million, $2.2 million and $2.4 million in fiscal years 2019, 2018, and 2017, respectively.
Note 10: Stock-Based Compensation
The Company’s stock-based compensation plans are broad-based, long-term retention programs intended to attract and retain talented employees and align stockholder and employee interests.
The major components of stock-based compensation expense are as follows (amounts in thousands):

	Fiscal year ended March 31, 2019			Fiscal year ended March 31, 2018			Fiscal year ended March 31, 2017
	Stock Options	Restricted Stock	LTIPs	Stock Options	Restricted Stock	LTIPs	Stock Options	Restricted Stock	LTIPs
Cost of sales	$—	$1,502	$1,254	$—	$865	$654	$21	$634	$729
Selling, general and administrative expenses	—	7,338	2,413	—	4,195	1,695	20	1,490	1,620
Research and development	—	88	271	—	46	202	1	26	179
	$—	$8,928	$3,938	$—	$5,106	$2,551	$42	$2,150	$2,528
Employee Stock Options
As of March 31, 2019, the KEMET Corporation Omnibus Incentive Plan (the “Incentive Plan”), which amended and restated the KEMET Corporation 2014 Amendment and Restatement of the KEMET Corporation 2011 Omnibus Equity Incentive Plan, approved by the Company’s stockholders on August 2, 2017, is the only plan the Company has to issue equity-based awards to executives and key employees. Upon adoption of the Incentive Plan, no further awards were permitted to be granted under the Company’s prior plans, including the 1992 Key Employee Stock Option Plan, the 1995 Executive Stock Option Plan, and the 2004 Long-Term Equity Incentive Plan (collectively, the “Prior Plans”).
The Incentive Plan has authorized, in the aggregate, the grant of up to 12.2 million shares of the Company’s Common Stock, comprised of 11.4 million shares under the Incentive Plan and 0.8 million shares remaining from the Prior Plans and authorizes the Company to provide equity-based compensation in the form of:

KEMET CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

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
Employee stock option activity for fiscal year 2019 is as follows:

	Options (in thousands)	Weighted- Average Exercise Price
Outstanding at April 1, 2018	230	$6.36
Exercised	(74)	6.42
Expired	(1)	1.92
Outstanding at March 31, 2019	155	6.37
Exercisable at March 31, 2019	155	$6.37

Remaining weighted average contractual life of options exercisable (years)		2.84
Remaining weighted average contractual life of options outstanding (years)		2.84

KEMET CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Amounts included in the following table are in thousands, except weighted average fair value and weighted average exercise price:

	Fiscal Years Ended March 31,
	2019	2018	2017
Weighted average grant-date fair value of non-vested shares	$—	$—	$2.72
Weighted average grant-date fair value of shares
Granted	—	—	—
Vested	—	—	2.72
Forfeited	—	—	2.72
Total estimated fair value of shares vested	—	—	223
Intrinsic value
Stock options exercised	1,296	6,914	890
Options outstanding	1,644	2,713
Options currently exercisable	1,644	2,713
Total unrecognized compensation cost, non-vested options	—
Weighted-average period of recognition for unrecognized compensation cost (in years)	N/A
Weighted average exercise price of stock options expected to vest	N/A
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
Restricted Stock Units (“RSU’s”) and Long-term Incentive Plans (“LTIP”)
The Company grants RSUs to members of the Board of Directors (“Board”), the Chief Executive Officer and a limited group of executives. In fiscal year 2019, RSUs granted to the Board vested immediately and RSUs granted to certain officers under the key manager stock program vest over 3 years. Once vested, RSUs are converted into restricted shares of common stock, except for RSUs granted to members of the Board, who can elect to defer settlement of the RSUs to a later date. Restricted shares cannot be sold until 90 days after the Chief Executive Officer, executive, key manager, or member of the Board, as applicable, resigns from his or her position, or until the KEMET employee achieves the targeted ownership under the Company’s stock ownership guidelines, and only to the extent that such ownership exceeds the target. As of March 31, 2019, and 2018, unrecognized compensation costs related to the non-vested restricted stock share-based compensation arrangements granted were $8.0 million and $8.1 million, respectively. The expense is being recognized over the respective vesting periods.
Historically the Board of the Company has approved annual LTIPs which cover two-year periods and are primarily based upon the achievement of an adjusted EBITDA range for the two-year period. At the time of the award, the individual plans entitle the participants to receive cash or RSUs, or a combination of both as determined by the Company's Board. The Company assesses the likelihood of meeting the Adjusted EBITDA financial metric on a quarterly basis and adjusts compensation expense to match expectations. The 2016/2017 LTIP, 2017/2018 LTIP, 2018/2019 LTIP and 2019/2020 LTIP also awarded time-based RSUs which vest over the course of three years from the anniversary of the establishment of the plan and are not subject to a performance metric. Any related liability (for the cash portion of the LTIP) is reflected in the line item “Accrued expenses” on the Consolidated Balance Sheets and any restricted stock commitment is reflected in the line item “Additional paid-in capital” on the Consolidated Balance Sheets. As of March 31, 2019 and 2018, unrecognized compensation costs related to the cash portion of LTIP arrangements granted were $2.4 million and $0.1 million, respectively. As of March 31, 2019 and 2018, unrecognized compensation costs related to the stock portion of LTIP arrangements granted were $4.1 million and $1.6 million, respectively. The expense is being recognized over the respective vesting periods.

KEMET CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

The following is the performance-based vesting schedule of RSUs under each respective LTIP, subject to the respective participant’s continued employment with KEMET (shares in thousands):

	2019/2020	2018/2019 (1)	2017/2018 (1)	2016/2017
Performance-based award vested fiscal year 2019	—	—	—	173
Performance-based award vesting fiscal year 2020	104	—	—	—
Potential performance-based award vesting fiscal year 2021 (2)	104	—	—	—
___________________________________________
(1) The performance portion of the 2018/2019 and 2017/2018 LTIP are payable in cash.
(2) Estimated shares to vest based upon current performance expectations. The final number of shares depends on the achievement of performance metrics.
The following is the time-based vesting schedule of RSUs under each respective LTIP, subject to the respective participant’s continued employment with KEMET (shares in thousands):

	2019/2020	2018/2019	2017/2018	2016/2017
Time-based award vested fiscal year 2019	13	85	224	191
Time-based award vesting fiscal year 2020	53	58	156	—
Time-based award vesting fiscal year 2021	53	60	—	—
Time-based award vesting fiscal year 2022	54	—	—	—
RSU activity, including performance-based and time-based LTIP activity, for fiscal year 2019 is as follows (amounts in thousands except fair value):

	Shares	Weighted- average Fair Value on Grant Date
Non-vested restricted stock at April 1, 2018	2,452	$7.96
Granted	910	19.43
Vested (1)	(1,789)	7.67
Forfeited (2)	(158)	12.68
Non-vested restricted stock at March 31, 2019	1,415	$15.19
__________________________________________
(1) 33,292 in RSUs were settled for $0.2 million in cash.
(2) 85,956 in RSUs were forfeited by Per-Olof Loof, the Company's former Chief Executive Officer upon his resignation in December 2018.
Vested shares in the table above include the acceleration of 275,000 shares related to the April 18, 2018 Amended and Restated Employment Agreement for the former Chief Executive Officer, which amended and restated Mr. Loof's prior employment agreement with the Company dated June 29, 2015. Upon the signing of the Amended and Restated Employment Agreement, certain RSUs previously granted to Mr. Loof on June 29, 2015, totaling 175,000 shares, and on September 6, 2017, totaling 100,000 shares, both of which were scheduled to vest over time, became fully vested. Incremental compensation cost resulting from the modification totaled $1.7 million.
Additionally, vested shares in the table above include the acceleration of 44,302 shares related to the March 20, 2019 Employment Agreement for the current Chief Executive Officer William Lowe. Upon the signing of the Employment Agreement, certain RSUs previously granted to Mr. Lowe on May 18, 2016, totaling 20,220 shares, May 18, 2017, totaling 11,237 shares, and May 18, 2018, totaling 12,845 shares, each of which were scheduled to vest over time, became fully vested. Incremental compensation cost resulting from the modification totaled $0.2 million.
In the Operating activities section of the Consolidated Statements of Cash Flows, stock-based compensation expense was treated as an adjustment to net income for fiscal years 2019, 2018 and 2017.

KEMET CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Note 11: Income Taxes
The components of income before income taxes and equity income (loss) from equity method investments are as follows (amounts in thousands):

	Fiscal Years Ended March 31,
	2019	2018	2017
Domestic (U.S.) (1)	$95,639	$141,582	$(67)
Foreign (Outside U.S.) (1)	74,792	45,485	9,875
Total (1)	$170,431	$187,067	$9,808
______________________________________________________________________________
(1) Fiscal years ended March 31, 2018 and 2017 adjusted due to the adoption of ASC 606.

The provision for income tax expense (benefit) is as follows (amounts in thousands):

	Fiscal Years Ended March 31,
	2019	2018	2017
Current:
Federal	$170	$223	$—
State and local	161	50	62
Foreign	9,966	8,295	4,247
Total current income tax expense from continuing operations	10,297	8,568	4,309
Deferred:
Federal	(43,804)	(807)	(6)
State and local	(773)	(96)	(97)
Foreign (1)	(5,180)	1,467	88
Deferred tax expense (benefit) from continuing operations (1)	(49,757)	564	(15)
Provision for income tax expense (benefit) (1)	$(39,460)	$9,132	$4,294
______________________________________________________________________________
(1) Fiscal years ended March 31, 2018 and 2017 adjusted due to the adoption of ASC 606.
The Company realized a deferred tax expense (benefit) for fiscal years ended 2019, 2018 and 2017 of ($50.1) million, $0.6 million and $1.2 million, respectively, in U.S. and certain foreign jurisdictions based on changes in judgment about the realizability of deferred tax assets in future years.

KEMET CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Differences between the provision for income taxes on earnings from continuing operations and the amount computed using the U.S. Federal statutory income tax rate are as follows (amounts in thousands):

	Fiscal Years Ended March 31,
	2019	2018	2017
Amount computed using the statutory rate (1)	$35,791	$59,162	$3,722
Change in U.S. valuation allowance	(67,761)	(66,948)	(7,080)
Unremitted earnings of foreign subsidiaries	—	—	2,127
Effect of prior year adjustments (2)	2,450	(1,337)	1,789
IRC section 162(m) limitation (3)	4,553	—	—
Expired foreign tax credits	—	407	4,766
Taxable foreign source income	3,502	22,238	1,835
(Put)/call option valuation impact	—	—	(3,745)
Non-taxable gain from bargain purchase	—	(41,292)	—
Deduction related to APA settlement	(2,309)	—	—
Tax-deductible equity compensation	(4,215)	(5,699)	(44)
Other non-deductible expenses	(44)	220	(893)
Differences due to U.S. tax law changes (4)	—	50,420	—
State income taxes, net of federal taxes (5)	(695)	(3,325)	(35)
Change in foreign operations tax exposure reserves	132	1,059	108
Foreign tax rate differential	6,501	(400)	587
Change in foreign tax law	(1,956)	251	144
Change in foreign operations valuation allowance (6)	(41,133)	(6,676)	983
Nondeductible expenses related to antitrust litigation	14,360	488	—
Other effect of foreign operations	11,364	564	30
Provision for income tax expense (benefit)	$(39,460)	$9,132	$4,294
___________________________________________
(1) The statutory income tax rate for the fiscal year ended March 31, 2017 is 35%. The Tax Cuts and Jobs Act enacted on December 22, 2017 reduced the U.S. federal corporate tax rate from 35% to 21%, effective January 1, 2018. Based on the fiscal year of the Company ending on March 31, the statutory income tax rate for the fiscal year ended March 31, 2018 is a blended rate of 31.6% based on the number of days in the fiscal year before January 1, 2018 and the number of days in the fiscal after December 31, 2017. The statutory income tax rate for the fiscal year ended March 31, 2019 is 21%.
(2) The effect of prior year adjustments was offset by a full valuation allowance resulting in no impact on the provision for income taxes.
(3) Fiscal year ended March 31, 2019 difference consist of $1.5 million related to the expansion of the Sec. 162(m) limitation due to tax law changes.
(4) Fiscal year end March 31, 2018 differences due to tax law changes consists of $4.8 million related to foreign earnings and $45.6 million related to tax rate adjustment. $45.6 million related to tax rate adjustment is the gross deferred rate change, which is offset by valuation allowance adjustment, resulting in a net benefit of $0.8 million.
(5) Fiscal year ended March 31, 2018 difference consists mainly of $3.7 million related to the revaluation of state net operating loss carryforwards as a result of the change in the federal tax rate.
(6) The change in foreign operations valuation allowance excludes other comprehensive income and currency translation adjustments of $3.8 million, $(3.4) million, and $0.9 million for fiscal years ended 2019, 2018 and 2017, respectively, which has no impact on the provision for income taxes.
The foreign jurisdictions having the greatest effect on the provision for income taxes are China and Mexico. The statutory tax rates for China and Mexico are 25% and 30%, respectively. The combined provision for income taxes for China and Mexico for fiscal years ended 2019, 2018 and 2017 is $5.7 million, $3.8 million, and $3.1 million, respectively.

KEMET CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

The components of deferred tax assets and liabilities are as follows (amounts in thousands):

	March 31,
	2019	2018
Deferred tax assets:
Net operating loss carry forwards	$78,986	$115,064
Sales allowances and inventory reserves	10,967	9,675
Medical and employee benefits	35,298	38,572
Depreciation and differences in basis	5,318	6,241
Accrued restructuring	469	2,551
Anti-trust fines and settlements	910	16,575
Tax credits	3,394	4,208
Stock-based compensation	5,589	1,765
Other(1)	1,342	2,812
Total deferred tax assets before valuation allowance	142,273	197,463
Less valuation allowance	(58,658)	(171,401)
Total deferred tax assets	83,615	26,062
Deferred tax liabilities:
Unremitted earnings of subsidiaries	(21,850)	(11,678)
Amortization of intangibles and debt discounts	(11,996)	(14,054)
Non-amortized intangibles	(1,551)	(1,551)
Total deferred tax liabilities	(35,397)	(27,283)
Net deferred tax assets (liabilities)	$48,218	$(1,221)
__________________________________________________________________
(1) March 31, 2018 adjusted due to the adoption of ASC 606.

The following table presents the annual activities included in the deferred tax valuation allowance (amounts in thousands):

Valuation Allowance for Deferred Tax Assets
Balance at March 31, 2016	$170,917
Charge (benefit) to costs and expenses	(2,094)
Deductions	(4,925)
Balance at March 31, 2017	163,898
Charge to costs and expenses	8,647
Deductions	(1,144)
Balance at March 31, 2018	171,401
Charge (benefit) to costs and expenses	(112,080)
Deductions	(663)
Balance at March 31, 2019	$58,658
In fiscal year 2019, the valuation allowance decreased $112.7 million, of which $44.9 million related to a valuation allowance decrease for the foreign group and $67.8 million related to a valuation allowance decrease for the U.S. group. The $44.9 million decrease in valuation allowance related to the foreign group primarily is comprised of a $35.5 million decrease related to changes in temporary differences and net operating utilizations and a $5.5 million release in valuation allowance. The $67.8 million decrease in the valuation allowance related to the U.S. group primarily is comprised of a $26.9 million decrease related to utilization of net operating loss carryforwards and a $44.2 million release in valuation allowance.

KEMET CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

In fiscal year 2018, the valuation allowance increased $7.5 million, of which $74.4 million related to a valuation allowance increase for the foreign group and $66.9 million related to a valuation allowance decrease for the U.S. group. The $66.9 million decrease in valuation allowance related to the U.S. group primarily is comprised of a $49.4 million decrease from the repricing of deferred tax assets under U.S. tax reform, and a $21.1 million decrease from the additional investment in TOKIN. The $74.4 million increase in valuation allowance related to the foreign group is comprised of a $78.2 million increase due to opening balance sheet adjustments from the acquisition of TOKIN, and a decrease of $3.8 million from other foreign operations.
In fiscal year 2017, the valuation allowance decreased $7.0 million, primarily of which $4.8 million is related to the expiration of foreign tax credit carryovers that were held by the U.S. group and $1.2 million related to the investment in TOKIN.
The change in net deferred income tax asset (liability) for the current year is presented below (amounts in thousands):

Balance at March 31, 2018 (1)	$(1,221)
Deferred income taxes related to continuing operations	49,757
Deferred income taxes related to other comprehensive income	(223)
Foreign currency translation	(95)
Balance at March 31, 2019	$48,218
___________________________________________________________
(1) March 31, 2018 adjusted due to the ASC 606.
As of March 31, 2019, and 2018, the Company’s gross deferred tax assets were reduced by a valuation allowance of $58.7 million and $171.4 million, respectively. A remaining valuation allowance on a portion of U.S. deferred tax assets was determined to be necessary based on the existence of significant negative evidence. The amount of future income required for the Company to realize its net deferred tax assets is $227.1 million.
In assessing the realizability of deferred tax assets in foreign jurisdictions, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences, net of the existing valuation allowances as of March 31, 2019. However, the amount of deferred tax assets considered realizable could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.
As of March 31, 2019, the Company had U.S. federal net operating loss carryforwards of $114.3 million. These U.S. federal net operating losses were incurred from fiscal years 2006 through 2018 and are available to offset future federal taxable income, if any, through 2037. The Company had state net operating losses of $525.1 million, of which $3.6 million will expire in one year if unused. These state net operating losses are available to offset future state taxable income, if any, through 2039. Foreign subsidiaries, primarily in Japan, Italy, Thailand, Hong Kong, United Kingdom, and Sweden, had net operating loss carryforwards totaling $135.3 million of which none will expire within one year if unused. The net operating losses in Thailand and Japan are available to offset future taxable income through 2025 and 2029, respectively. The net operating losses in Italy, Hong Kong, United Kingdom, and Sweden are available indefinitely to offset future taxable income. For a portion of the U.S. federal and some state jurisdictions there is a greater likelihood of not realizing the future tax benefits of these deferred tax assets, and, accordingly, the Company has recorded valuation allowances of $16.9 million related to the net deferred tax assets in these jurisdictions. For the foreign jurisdictions with net operating loss carryforwards, a valuation allowance has been recorded where the Company does not expect to fully realize the deferred tax assets in the future.
Utilization of the Company’s net operating loss carryforwards may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended (the “Code”) and similar state provisions. Such an annual limitation could result in the expiration of the net operating loss and tax credit carryforwards before utilization. If such an ownership change were deemed to have occurred, the amount of our taxable income that could be offset by the Company’s net operating loss carryovers in taxable years after the ownership change would be severely limited. KBP was acquired which has substantial federal net operating losses that are limited due to the ownership change which occurred.

KEMET CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

At March 31, 2019, the U.S. consolidated group of companies had the following tax credit carryforwards available (amounts in thousands):

	Tax Credits ($)	Fiscal Year of Expiration
U.S. research credits	$1,253	2024
Texas franchise tax credits	2,141	2026
The Company conducts business in Macedonia and Thailand through subsidiaries that qualify for a tax holiday. The tax holiday for Macedonia will terminate on January 1, 2023. For calendar years 2017, 2018, and 2019, the statutory rate of 10% was reduced to zero. The tax holiday for Thailand will terminate on June 15, 2020. For the 2019 fiscal year, the statutory rate of 20% was reduced to zero. For the fiscal year ended March 31, 2019 the Company realized no income tax benefit from the tax holidays.
Prior to the Tax Cuts and Jobs Act of 2017, earnings of a foreign subsidiary were taxed when remitted to the U.S. With the Tax Cuts and Jobs Act of 2017, the Company is permitted a 100% exemption from U.S. tax on foreign earnings remitted to the U.S. and the U.S group recognizes no deferred tax liability at March 31, 2019 relating to unremitted foreign earnings. The Company asserts that no foreign earnings subject to a withholding tax will be remitted to the U.S.
At March 31, 2019, the Company had $7.7 million of unrecognized tax benefits. A reconciliation of gross unrecognized tax benefits (excluding interest and penalties) is as follows (amounts in thousands):

	Fiscal Years Ended March 31,
	2019	2018	2017
Beginning of fiscal year	$8,680	$7,390	$7,103
Additions from business combinations	—	1,270	—
Additions for tax positions of the current year	2,027	1,078	762
Additions for tax positions of prior years	519	—	—
Reductions for tax positions of prior years	(633)	(1,058)	(64)
Lapse in statute of limitations	(9)	—	(411)
Settlements	(2,923)	—	—
End of fiscal year	$7,661	$8,680	$7,390
At March 31, 2019, $1.9 million of the $7.7 million of unrecognized income tax benefits would affect the Company’s effective income tax rate, if recognized. It is reasonably possible that the total unrecognized tax benefit could decrease by $1.0 million in fiscal year 2020 if the advanced pricing arrangement for one of the Company’s foreign subsidiaries is agreed to by the foreign tax authority and an ongoing audit in one of the Company’s foreign jurisdictions is settled.
The Company files income tax returns in the U.S. and multiple foreign jurisdictions, including various state and local jurisdictions. The U.S. Internal Revenue Service concluded its examinations of the Company’s U.S. federal tax returns for all tax years through 2003. Because of net operating losses, the Company’s U.S. federal returns for 2003 and later years will remain subject to examination until the losses are utilized. The Company is subject to income tax examinations in various foreign and U.S. state jurisdictions for the years 2014 and forward. The Company records potential interest and penalty expenses related to unrecognized income tax benefits within its global operations in income tax expense. The Company had $0.5 million and $0.9 million of accrued interest and penalties respectively at March 31, 2019 and 2018, which are included as a component of income tax expense. To the extent interest and penalties are not assessed with respect to uncertain tax positions, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision.

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
In fiscal year 2018, the Company recorded provisional amounts for certain enactment-date effects of the Act by applying the guidance in SAB 118, because the Company had not yet completed its accounting for all of the tax effects of the Act. Certain provisions of the Act did not impact the Company until fiscal year 2019. These provisions include, but are not limited to, the base erosion anti-abuse tax (“BEAT”), the provision designed to tax global intangible low-taxed income (“GILTI”), the foreign-derived intangible income (“FDII”) provision, the expansion of the IRC Sec. 162(m) limitation, and the provision designed to limit interest expense deductions.
In fiscal year 2019, the Company completed its accounting for the enactment-date income tax effects of the Act, based on legislative updates relating to the Act currently available. These tax effects related to the one-time transition tax, the reduced corporate tax rate, and an additional limitation for executive compensation under IRC Sec. 162(m). The Company recognized the below adjustments as a component of income tax expense.
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
Deferred tax assets and liabilities
During the period ended March 31, 2018, the Company had recognized a $0.8 million tax benefit related to the US federal corporate tax rate change to its existing deferred tax balances. The amount was included as a component of income tax expense for fiscal year 2018.
Global intangible low-taxed income
The Act subjects a U.S. shareholder to tax on GILTI earned by certain foreign subsidiaries. The Financial Accounting Standards Board (“FASB”) Staff Q&A, Topic 740, No. 5, Accounting for Global Intangible Low-Taxed income, states that an entity can make an accounting policy election to either recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years, or to provide for the tax expense related to GILTI in the year the tax is incurred as a period expense. The Company has elected to account for GILTI as a period cost in the year the tax is incurred. At March 31, 2019, the Company estimates that it will have no additional taxable income from GILTI for the 2019 fiscal year.
Foreign-Derived Intangible Income
The Act provides tax incentives to U.S. companies to earn income from the sale, lease, or license of goods and services abroad in the form of a deduction for foreign-derived intangible income. The tax law limits the amount of the FDII deductions to the U.S. shareholder’s taxable income. At March 31, 2019, the Company estimates to utilize net operating loss carryovers to absorb its taxable income for the fiscal year 2019. As a result, the Company is not estimating any taxable income deduction related to FDII.

KEMET CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Base Erosion Anti-Abuse Tax
Under the Act, an entity must pay a BEAT tax, if the BEAT is greater than its regular tax liability. The BEAT calculation eliminates the deduction of certain payments made to foreign affiliates, referred to as base erosion payments, but applies a lower tax rate on the resulting BEAT income. During the fiscal year ended March 31, 2019, the Company's Base Erosion Percentage was below the 3.0% threshold, and as a result, the Company estimated no additional tax expense related to the BEAT for the 2019 fiscal year.
Interest Expense Deduction Limits
The Act limits the deduction for net interest expense incurred by U.S. corporations for amounts that exceed 30% of the corporation’s adjusted taxable income for the year. The adjusted taxable income is computed initially excluding depreciation, amortization, or depletion and includes these items beginning in the year 2022. The Act permits an indefinite carryforward of any disallowed business interest expense. At March 31, 2019, the Company estimates that its net interest expense deductions for the fiscal year 2019 will not be limited.
Executive Compensation Limits
The Act made significant changes to the $1.0 million tax deduction limitation for publicly held corporations under IRC Sec. 162(m). The changes included the repeal of an exclusion for qualified performance-based compensation and broadened the group of possible covered employees subject to the deduction limit. For the fiscal year 2019, the Company estimates an additional deduction limitation of $7.0 million as a result of this law change.
Note 12: Derivatives
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
Changes in fair value of all its derivative instruments are reported in earnings or in AOCI, depending on whether the derivative is designated as part of a hedge transaction, and if so, the type of hedge transaction. The Company records all derivative financial instruments on its Consolidated Balance Sheets at fair value. Certain of the derivative instruments are subject to master netting agreements and are presented in the Consolidated Balance Sheets on a net basis. If the Company were to account for the asset and liability balances of those derivative contracts on a gross basis, the amounts presented in the Consolidated Balance Sheets would be adjusted from the current net presentation to the gross amounts as detailed in the table below.

KEMET CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

The balance sheet classifications and fair value of derivative instruments designated as hedges as of March 31, 2019 and 2018 are as follows (amounts in thousands):

			Fair Value of Derivative Instruments
			March 31, 2019			March 31, 2018
	Hedge Designation	Balance Sheet Location	As Presented	Offset	Gross	As Presented	Offset	Gross
Derivative assets
Cross-currency swaps	Fair Value	Other assets	$3,485	$—	$3,485	$—	$—	$—
Cross-currency swaps	Net Investment	Other assets	1,092	—	1,092	—	—	—
Foreign exchange contracts	Cash Flow	Prepaid and other current assets	564	645	1,209	1,154	—	1,154

Derivative liabilities
Foreign exchange contracts	Cash Flow	Accrued expenses	—	645	645	—	—	—
Fair Value Hedging Strategy
The Company entered into two cross-currency swaps designated as fair value hedges on November 7, 2018 to hedge the foreign currency risk on the Intercompany Loans. These agreements are contracts to exchange floating-rate payments in one currency with floating-rate payments in another currency. These swaps are intended to offset in the same period the remeasurement of the carrying value of the underlying foreign currency Intercompany Loans. Changes in the fair value of these cross-currency swaps due to changes in foreign currency exchange rates are recognized in earnings upon the recognition of the change in the fair value of the hedged intercompany financings. The Company excludes the change in the fair value of these cross-currency swaps due to changes in interest rates from the assessment of hedge effectiveness. Changes in fair value of the swaps associated with changes in interest rates are initially recorded as a component of AOCI and recognized into other (income) expense, net in the Consolidated Statement of Operations using a systematic and rational method over the instrument’s term. The terms of the two cross-currency swaps designated as fair value hedges are as follows:

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

The notional value of these contracts were JPY 31.6 billion or $279.7 million at March 31, 2019.

KEMET CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Hedges of Net Investments in Foreign Operations Strategy
The Company entered into a cross-currency swap designated as a net investment hedge on November 7, 2018 to hedge the JPY currency exposure of the Company’s net investment in TOKIN. This agreement is a contract to exchange fixed-rate payments in one currency for fixed-rate payments in another currency. Changes in the fair value of this swap are recorded in equity as a component of AOCI in the same manner as foreign currency translation adjustments. In assessing the effectiveness of this hedge, the Company uses a method based on changes in spot rates to measure the impact of the foreign currency exchange rate fluctuations on both its foreign subsidiary net investment and the related swap. Under this method, changes in the fair value of the hedging instrument other than those due to changes in the spot rate are initially recorded in AOCI as a translation adjustment, and then are amortized into other (income) expense, net in the Consolidated Statement of Operations using a systematic and rational method over the instrument’s term. Changes in the fair value associated with the effective portion (i.e. those changes due to the spot rate) are recorded in AOCI as a translation adjustment and are released and recognized in earnings only upon the sale or liquidation of the hedged net investment. The terms of this cross-currency swap are as follows:

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

The notional value of this contract was JPY 31.6 billion or $279.7 million at March 31, 2019.
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
Unrealized gains and losses associated with the change in fair value of the foreign exchange contracts are recorded in AOCI. Changes in the derivatives’ fair values are deferred and recorded as a component of AOCI until the underlying transaction is settled and recorded to the Consolidated Statement of Operations. When the hedged item affects income, gains or losses are reclassified from AOCI to the Consolidated Statement of Operations as Cost of Sales for foreign exchange contracts to purchase such foreign currency. The notional value of outstanding Peso contracts was $74.3 million and $70.6 million as of March 31, 2019 and 2018, respectively.

KEMET CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Hedging Strategy Impact on Statements of Operations
The following tables present gain and loss activity for the fiscal years ended March 31, 2019, 2018, and 2017 for derivative instruments designated as hedges (amounts in thousands):

			Fiscal Year Ended March 31, 2019
			Gain (Loss)
Derivative Instrument	Hedge Designation	Location of Gain (Loss) Recognized in Statements of Operations	Recognized in AOCI	Reclassified from AOCI to Income	Recorded Directly to Income
Cross-currency swaps (1)	Fair Value	Other income/expense, net	$(6,383)	$(4,134)	$6,034
Cross-currency swaps (2)	Net Investment	Other income/expense, net	5,009	4,230	—
Foreign exchange contracts (3)	Cash Flow	Cost of sales	(1,286)	(698)	—

Fiscal Year Ended March 31, 2018
Gain (Loss)
Derivative Instrument	Hedge Designation	Location of Gain (Loss) Recognized in Statements of Operations	Recognized in AOCI	Reclassified from AOCI to Income	Recorded Directly to Income
Cross-currency swaps (1)	Fair Value	Other income/expense, net	$—	$—	$—
Cross-currency swaps (2)	Net Investment	Other income/expense, net	—	—	—
Foreign exchange contracts (3)	Cash Flow	Cost of sales	667	2,420	—

Fiscal Year Ended March 31, 2017
Gain (Loss)
Derivative Instrument	Hedge Designation	Location of Gain (Loss) Recognized in Statements of Operations	Recognized in AOCI	Reclassified from AOCI to Income	Recorded Directly to Income
Cross-currency swaps (1)	Fair Value	Other income/expense, net	$—	$—	$—
Cross-currency swaps (2)	Net Investment	Other income/expense, net	—	—	—
Foreign exchange contracts (3)	Cash Flow	Cost of sales	(1,896)	(5,170)	—
______________________________________________________________________________
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
(2) Amounts recognized in AOCI represent the total change in the fair value of the derivative instrument. Amounts recorded to AOCI are recorded within foreign currency translation. Amounts reclassified from AOCI to income represent amortization of excluded components based on the instrument's periodic coupon.
(3) Amounts recognized in AOCI represent the total change in the fair value of the derivative instruments. Amounts reclassified from AOCI to income represent the change in the fair value of the derivative instruments pertaining to the settlement of the qualifying hedged item (effective portion).

KEMET CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

The following tables present the total amount of each income and expense line item presented in the Consolidated Statements of Operations in which the results of fair value and cash flow hedges are recorded and the effects of those hedging strategies on income (amounts in thousands):

	Cost of sales
	Fiscal Year Ended March 31,
	2019	2018	2017
Total income (expense) in Statements of Operations (1)	$(924,276)	$(860,744)	$(571,944)

Cash flow hedging impact
Foreign exchange contracts:
Gain (loss) reclassified from AOCI to income (2)	(698)	2,420	(5,170)

	Other income (expense), net
	Fiscal Year Ended March 31,
	2019	2018	2017
Total income (expense) in Statements of Operations	$(11,214)	$(24,592)	$3,871

Fair value hedging impact
Cross-currency swaps:
Gain (loss) on hedged item	(6,034)	—	—
Gain (loss) on derivative instrument (3)	1,900	—	—
_______________________________________________________________________________
(1) Fiscal years ended March 31, 2018 and 2017 adjusted due to the adoption of ASC 606.
(2) Net gains of $1.1 million are expected to be reclassified from AOCI into income within the next 12 months.
(3) Amounts recognized in income include the change in the fair value of the derivative instruments related to the effective portion of the qualifying hedges and amortization of the excluded components.
Note 13: Supplemental Balance Sheets and Statements of Operations Detail

	March 31,
(amounts in thousands)	2019	2018
Accounts receivable:
Trade	$176,715	$166,459
Allowance for doubtful accounts reserve	(1,206)	(1,210)
Ship-from-stock and debit (“SFSD”) reserve	(18,862)	(17,362)
Returns reserves (1)	(964)	(131)
Rebates reserves	(967)	(446)
Price protection reserves	(657)	(420)
Other	—	(329)
Accounts receivable, net (1)	$154,059	$146,561
_______________________________________________________________________________
(1) Fiscal year ended March 31, 2018 adjusted due to the adoption of ASC 606.

KEMET CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

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
The following table presents the annual activities included in the allowance for these commitments (amounts in thousands):

Balance at March 31, 2016	$22,978
Reduction in sales	87,739
Actual adjustments applied	(90,365)
Other	62
Balance at March 31, 2017	20,414
Reduction in sales	94,660
Actual adjustments applied (1)	(95,444)
Other	268
Balance at March 31, 2018	19,898
Reduction in sales	99,538
Actual adjustments applied	(96,775)
Other	(5)
Balance at March 31, 2019	$22,656
_______________________________________________________________________________
(1) Adjusted due to the adoption of ASC 606.

	March 31,
(amounts in thousands)	2019	2018
Inventories:
Raw materials and supplies	$97,119	$88,408
Work in process	71,374	65,417
Finished goods	88,175	66,907
Inventory gross	256,668	220,732
Inventory reserves	(15,539)	(16,346)
Inventory, net	$241,129	$204,386

KEMET CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

The following table presents the annual activities included in the inventory reserves (amounts in thousands):

Balance at March 31, 2016	$16,101
Costs charged to expense	6,163
Write-offs	(6,125)
Other	(198)
Balance at March 31, 2017	15,941
Costs charged to expense	4,994
Write-offs	(6,954)
Other (1)	2,365
Balance at March 31, 2018	16,346
Costs charged to expense	6,019
Write-offs	(6,826)
Other	—
Balance at March 31, 2019	$15,539
_______________________________________________________________________________
(1) Includes $1.9 million in inventory reserves from TOKIN.

	Useful life (years)	March 31,
(amounts in thousands, except years)		2019	2018
Property, plant and equipment:
Land and land improvements	20	$62,232	$66,150
Buildings	20 - 40	199,319	186,207
Machinery and equipment	10	916,737	895,914
Furniture and fixtures	4 - 10	82,306	72,811
Construction in progress		105,857	46,391
Other		9,280	4,457
Total property and equipment		1,375,731	1,271,930
Accumulated depreciation		(880,451)	(866,614)
Property, plant and equipment, net		$495,280	$405,316

	March 31,
(amounts in thousands)	2019	2018
Accrued expenses:
Salaries, wages, and related employee costs	$61,880	$62,778
Interest	211	396
Restructuring	1,869	8,719
Vacation	10,364	10,364
Anti-trust fines and settlements	9,517	33,696
Stock Returns (1)	2,539	2,485
Property, sales, and other taxes	1,854	1,571
Other (1)	5,527	5,110
Total accrued expenses (1)	$93,761	$125,119
_______________________________________________________________________________
(1) March 31, 2018 adjusted due to the adoption of ASC 606.

KEMET CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

	March 31,
(amounts in thousands)	2019	2018
Other non-current obligations:
Pension plans	$82,717	$83,495
Employee separation liability	7,640	8,539
Deferred compensation	2,285	2,057
Customer deposits	3,689	3,800
Anti-trust fines and settlements	13,168	35,263
Uncertain tax positions	2,415	5,704
Deferred rent	5,366	3,840
Government subsidies	1,247	4,739
Deferred interest income-customer capacity agreements	2,142	—
Restructuring	312	1,240
Other (1)	4,379	3,572
Total other non-current obligations (1)	$125,360	$152,249
_______________________________________________________________________________
(1) March 31, 208 adjusted due to the adoption of ASC 606.

	Fiscal Years Ended March 31,
(amounts in thousands)	2019	2018	2017
Other (income) expense, net:
Net foreign exchange (gains) losses	$(7,230)	$13,145	$(3,758)
Legal fines related to anti-trust class actions	6,701	9,900	—
Post retirement and pension plan non-service costs	366	210	1,256
Insurance proceeds	—	—	(423)
Loss on early extinguishment of debt	15,946	486	—
Grant (income)	(4,559)	(787)	—
Other	(10)	1,638	(946)
Total other (income) expense, net	$11,214	$24,592	$(3,871)
Note 14: Basic and Diluted Net Income Per Common Share
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

KEMET CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

The following table presents the basic and diluted weighted-average number of shares of common stock (amounts in thousands, except per share data):

	Fiscal Years Ended March 31,
	2019	2018	2017
Numerator
Net income (1)	$206,587	$254,127	$47,157
Denominator:
Weighted-average common shares outstanding:
Basic	57,840	52,798	46,552
Assumed conversion of employee stock grants	1,242	2,291	2,235
Assumed conversion of warrants	—	3,551	6,602
Diluted	$59,082	$58,640	$55,389

Net income per basic share (1)	$3.57	$4.81	$1.01

Net income per diluted share (1)	$3.50	$4.33	$0.85
______________________________________________________________________________
(1) Fiscal years ending March 31, 2018 and 2017 adjusted due to the adoption of ASC 606.
Common stock equivalents that could potentially dilute net income per basic share in the future, but were not included in the computation of diluted earnings per share because the impact would have been anti-dilutive, were as follows (amounts in thousands):

	Fiscal Years Ended March 31,
	2019	2018	2017
Assumed conversion of employee stock grants	—	71	771
Note 15: Commitments and Contingencies
The Company leases office space for its headquarters in Fort Lauderdale, Florida under a 12 year lease agreement expiring in January 2030 . The annual rent expense under this agreement is $2.4 million, and allows for one renewal option for a five year term expiring in January 2035, exercisable at the option of the Company. The Company’s remaining operating leases are primarily for distribution facilities or sales and administrative offices that expire principally between 2019 and 2061. A number of leases require the Company to pay certain executory costs (taxes, insurance, and maintenance) and contain certain renewal and purchase options. Annual rental expenses for operating leases were included in results of operations and were $13.3 million, $10.7 million and $6.7 million in fiscal years 2019, 2018, and 2017, respectively.
Future minimum lease payments over the next five fiscal years and thereafter under non-cancellable operating leases at March 31, 2019, are as follows (amounts in thousands):

	Fiscal Years Ended March 31,
	2020	2021	2022	2023	2024	Thereafter
Minimum lease payments	$10,898	$8,536	$5,766	$5,322	$4,080	$13,709
Legal Update
The Company or its subsidiaries are at any one-time parties to a number of lawsuits arising out of our respective operations, including workers’ compensation or work place safety cases, some of which involve claims of substantial damages. Although there can be no assurance, based upon information known to the Company, the Company does not believe that any liability which might result from an adverse determination of such lawsuits would have a material adverse effect on the Company’s financial condition or results of operations.

KEMET CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

As previously reported, KEMET and KEC, along with more than 20 other capacitor manufacturers and subsidiaries (including TOKIN, as described below), are defendants in a purported antitrust class action complaint, In re: Capacitors Antitrust Litigation, No. 3:14-cv-03264-JD, filed on December 4, 2014 with the United States District Court, Northern District of California (the “U.S. Class Action Complaint”). The complaint alleges a violation of Section 1 of the Sherman Act, for which it seeks injunctive and equitable relief and money damages. The complaint is currently nearing the end of the expert merits discovery phase. In addition, KEMET and KEC, along with more than 20 other capacitor manufacturers and subsidiaries, have been named as defendants in two suits by plaintiffs who have chosen not to participate in the U.S. Class Action Complaint (collectively with the U.S. Class Action Complaint, the “U.S. Complaints”): AASI Beneficiaries’ Trust v. AVX Corporation, et al., filed on August 29, 2016 in the United States District Court, Southern District of Florida, and Benchmark Electronics, Inc., et al. v. AVX Corporation, et al., filed on April 18, 2017 in the United States District Court, Southern District of Texas. The AASI and Benchmark complaints allege generally the same violations as the U.S. Class Action Complaint.
In addition, as previously reported, KEMET and KEC, along with certain other capacitor manufacturers and subsidiaries (including TOKIN, as described below), were named as defendants in several additional suits that were filed in Canada (collectively, the “Canadian Complaints”): Badamshin v. Panasonic Corporation, et al., filed August 6, 2014 in the Superior Court, Province of Quebec, District of Montreal; Herard v. Panasonic Corporation, et al., filed August 6, 2014 in the Superior Court, Province of Quebec, District of Montreal; Cygnus Electronics Corporation v. Panasonic Corporation, et al., filed August 6, 2014 in the Superior Court of Justice, Province of Ontario; LeClaire v. Panasonic Corporation, et al., filed August 6, 2014 in the Superior Court, Province of Quebec, District of Montreal; Taylor v Panasonic Corporation, et al., filed August 11, 2014 in the Superior Court of Justice, Province of Ontario; Ramsay v. Panasonic Corporation, et al., filed August 14, 2014 in the Supreme Court, Province of British Columbia; Martin v. Panasonic Corporation, et al., filed September 25, 2014 in the Superior Court, Province of Quebec, District of Montreal; Parikh v. Panasonic Corporation, et al., filed October 3, 2014 in the Superior Court of Justice, Province of Ontario; Fraser v. Panasonic Corporation, et al., filed October 3, 2014 in the Court of Queen’s Bench, Province of Saskatchewan; Pickering v. Panasonic Corporation, et al., filed October 6, 2014 in the Supreme Court, Province of British Columbia; McPherson v Panasonic Corporation et al., filed on November 6, 2014 in the Court of Queen’s Bench, Province of Manitoba; and Allott v AVX Corporation, et al., filed on May 13, 2016 in the Superior Court of Justice, Province of Ontario. The Canadian Complaints generally allege the same unlawful acts as in the U.S. Complaints, assert claims under Canada’s Competition Act as well as various civil and common law causes of action, and seek injunctive and equitable relief and money damages.
There have been no material updates to the proceedings described in the immediately preceding paragraph except that the claims against KEMET and KEC in Leclaire were dismissed on December 6, 2018. In addition, Parikh and Taylor have been stayed in favor of Cygnus, and Badamshin, Martin and Herard have been stayed in favor of LeClaire. Further, on November 18, 2018, the Ontario Supreme Court of Justice temporarily stayed Cygnus pending the outcome of a matter on appeal concerning class certification, and the Ramsay plaintiffs voluntarily suspended that proceeding until class certification for Cygnus has been determined.
Except for the TOKIN accrual described below and certain attorneys’ fees, the Company has not recorded any accrual concerning the U.S. Complaints and the Canadian Complaints.
TOKIN-Specific Legal Proceedings
In July 2013, TOKIN was named as one of eight defendants in two purported U.S. class action antitrust lawsuits (In Re: Lithium Ion Batteries Antitrust Litigation, 13-MD-02420-YGR, United States District Court, Northern District of California) (the “Battery Class Action Suits”) regarding the sale of lithium ion batteries brought on behalf of direct product purchasers and indirect product purchasers. On March 2, 2018, TOKIN entered into a settlement agreement, which, subject to court approval, provides for the release of TOKIN and its subsidiaries from claims asserted in the Battery Class Action Suits, in consideration of which, TOKIN agreed to pay $2.0 million to the settlement class of indirect product purchasers. TOKIN paid the settlement amount into an escrow account on January 25, 2019. On May 16, 2018, the Court granted final approval to a settlement agreement by which, in consideration of the release of TOKIN and its subsidiaries from claims asserted in the Battery Class Action Suits, TOKIN agreed to pay $4.95 million to the settlement class of direct product purchasers. Prior to final court approval, TOKIN had paid the settlement amount into an escrow account on January 18, 2018.
Beginning in March 2014, TOKIN and certain of its subsidiaries received inquiries, requests for information and other communications from government authorities in China, the United States, the European Commission, Japan, South Korea, Taiwan, Singapore, and Brazil concerning alleged anti-competitive activities within the capacitor industry.

KEMET CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

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
On December 9, 2015, the Taiwan Fair Trade Commission (“TFTC”) publicly announced that TOKIN would be fined 1.2 billion New Taiwan dollars (“NTD”) (approximately $39.5 million) for violations of the Taiwan Fair Trade Act. Subsequently, the TFTC indicated the fine would be reduced to NTD 609.1 million (approximately $19.8 million). In February 2016, TOKIN commenced an administrative suit in Taiwan, challenging the validity of the amount of the fine. On August 23, 2018, the Taipei High Administrative Court revoked the TFTC decision, finding that the decision had been time-barred by applicable statute. On September 21, 2018, the TFTC filed an appeal against the High Administrative Court's decision. Payment of the TFTC fine is not stayed during the administrative appeals; TOKIN has made installment payments of the fine aggregating to approximately NTD 152.3 million (approximately $4.9 million) as of March 31, 2019.
On March 29, 2016, the Japan Fair Trade Commission published an order by which TOKIN was fined JPY 127.2 million (approximately U.S. $1.1 million) for violation of the Japanese Antimonopoly Act. Payment of the fine was made on October 31, 2016.
On July 15, 2016, TOKIN entered into definitive settlement agreements in two antitrust suits filed with the United States District Court, Northern District of California as In re: Capacitors Antitrust Litigation, No. 3:14-cv-03264-JD (the “Capacitor Class Action Suits”). Pursuant to the terms of the settlement, in consideration of the release of TOKIN and its subsidiaries (including TOKIN America, Inc.) from claims asserted in the Capacitor Class Action Suits, TOKIN will pay an aggregate $37.3 million to a settlement class of direct purchasers of capacitors and a settlement class of indirect purchasers of capacitors. Each of the respective class payments is payable in five installments, four of which were paid on or before the respective due dates of July 29, 2016, May 15, 2017, May 15, 2018, and May 15, 2019. The final payment is due by December 31, 2019.
On July 27, 2016, Brazil’s Administrative Council for Economic Defense approved a cease and desist agreement with TOKIN in which TOKIN made a financial contribution of Brazilian Real 0.6 million (approximately $0.2 million) to Brazil’s Fund for Defense of Diffuse Rights.
On March 21, 2018, the European Commission announced a decision by which TOKIN was fined EUR 8.8 million directly (approximately $10.3 million) and EUR 5.0 million (approximately $5.9 million) jointly and severally with NEC Corporation, for violation of the competition laws of the European Union. Payment of the fines were made on June 28, 2018. On June 4, 2018, TOKIN filed an appeal with the General Court of the European Union, seeking annulment and/or reduction of the fines.
As noted above, TOKIN, along with KEMET and certain of its other subsidiaries, were named as defendants in the Canadian Complaints. On May 30, 2018, TOKIN entered into definitive settlement agreement with the plaintiffs in the Canadian Complaints Pursuant to the terms of the settlement, in consideration of the release of TOKIN and its subsidiaries (including TOKIN America, Inc.) from claims asserted in the Canadian Complaints, TOKIN paid CAD 2.9 million (approximately $2.2 million) to a settlement class of purchasers of aluminum and tantalum electrolytic capacitors and purchasers of products containing such capacitors. The settlement payment was made on June 27, 2018. The settlement agreement has been approved by the Quebec and Ontario courts; approval by the Supreme Court of British Columbia is pending.
On November 30, 2018, the Korean Fair Trade Commission (“KFTC”) notified TOKIN of its decision to impose an administrative fine on TOKIN of KRW 8.1 billion (approximately $7.2 million) for violation of South Korea's Monopoly Regulation and Fair Trade Law. TOKIN filed its appeal of the KFTC's decision with the Seoul High Court on December 28, 2018. Payment of the fine is not stayed during appeal; TOKIN paid the full fine amount on February 1, 2019.
On July 2, 2018, TOKIN and TOKIN America Inc. were named as two of 20 defendants in a purported U.S. class action antitrust lawsuit, In re: Inductors Antitrust Litigation, No. 5:18-cv-00198-EJD-NC, filed in the United States District Court, Northern District of California, regarding the sale of inductors brought on behalf of direct product purchasers and

KEMET CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

indirect product purchasers. The complaint alleges violations of Sections 1 and 3 of the Sherman Act, for which it seeks injunctive and equitable relief and money damages.
As of March 31, 2019, TOKIN’s accrual for antitrust and civil litigation claims totaled $37.7 million which is stated in the following line items, “Account payable” ($15.0 million), “Accrued expenses” ($9.5 million) and “Other non-current obligations” ($13.2 million) on the Consolidated Balance Sheets. This amount includes the best estimate of losses which may result from the ongoing antitrust investigations, civil litigation and claims. However, the actual outcomes could differ from what has been accrued. Additionally, under the terms of the TOKIN Purchase Agreement, KEMET will be responsible for defending all suits brought against TOKIN, paying all expenses and satisfying all judgments to the extent incurred by or rendered against TOKIN arising out of or related the capacitor antitrust investigations and related litigation described above.
Note 16: Quarterly Results of Operations (Unaudited)
The following table sets forth certain quarterly information for fiscal years 2019 and 2018. This information, in the opinion of the Company’s management, reflects all adjustments (consisting only of normal recurring adjustments) necessary to present fairly this information when read in conjunction with the Consolidated Financial Statements and notes thereto included elsewhere herein (amounts in thousands except per share data):

	Fiscal Year 2019 Quarters Ended
	Jun-30	Sep-30	Dec-31	Mar-31
Net sales	$327,616	$349,233	$350,175	$355,794
Gross margin	94,821	113,565	123,750	126,406
Operating income (1)	35,176	50,000	61,616	54,057
Net income	$35,220	$37,141	$40,806	$93,420

Net income per basic share	$0.61	$0.64	$0.70	$1.60

Net income per diluted share	$0.60	$0.63	$0.69	$1.58

	Fiscal Year 2018 Quarters Ended
	Jun-30	Sep-30	Dec-31	Mar-31
Net sales (2)	$273,946	$301,568	$306,576	$318,091
Gross margin (2)	74,117	84,904	92,288	88,128
Operating income (1) (2)	27,607	31,597	32,002	21,646
Net income (2)	$220,439	$12,819	$18,589	$2,280

Net income per basic share (2)	$4.65	$0.26	$0.33	$0.04

Net income per diluted share (2)	$3.82	$0.22	$0.32	$0.04
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
(2) Fiscal year 2018 figures adjusted due to the adoption of ASC 606.
Note 17: Subsequent Events
The Company has evaluated events from March 31, 2019 through the date the financial statements were issued and there have not been any subsequent events that require disclosure.

ITEM 16.    FORM 10-K SUMMARY.
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KEMET CORPORATION (Registrant)

Date: May 30, 2019	By:	/s/ GREGORY C. THOMPSON
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

Date: May 30, 2019	/s/ WILLIAM M. LOWE, JR.
William M. Lowe, Jr. Chief Executive Officer and Director (Principal Executive Officer)

Date: May 30, 2019	/s/ GREGORY C. THOMPSON
Gregory C. Thompson Executive Vice President and Chief Financial Officer (Principal Accounting and Financial Officer)

Date: May 30, 2019	/s/ FRANK G. BRANDENBERG
Frank G. Brandenberg Chairman and Director

Date: May 30, 2019	/s/ DR. WILFRIED BACKES
Dr. Wilfried Backes Director

Date: May 30, 2019	/s/ GURMINDER S. BEDI
Gurminder S. Bedi Director

Date: May 30, 2019	/s/ JACOB T. KOTZUBEI
Jacob T. Kotzubei Director

Date: May 30, 2019	/s/ E. ERWIN MADDREY, II
E. Erwin Maddrey, II Director

Date: May 30, 2019	/s/ YASUKO MATSUMOTO
Yasuko Matsumoto Director

Date: May 30, 2019	/s/ ROBERT G. PAUL
Robert G. Paul Director

Date: May 30, 2019	/s/ KAREN M. ROGGE
Karen M. Rogge Director