Form 10-Q
period 2019-06-30
KEMET CORP
filed 2019-08-01
CIK 887730

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
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

The number of shares outstanding of the registrant’s common stock, par value $0.01 per share, as of July 31, 2019 was 58,025,570.

KEMET CORPORATION AND SUBSIDIARIES
Form 10-Q for the Quarter ended June 30, 2019

PART I - FINANCIAL INFORMATION
Item 1 - Financial Statements

KEMET CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Amounts in thousands, except per share data)
(Unaudited)

	June 30, 2019	March 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$217,307	$207,918
Accounts receivable, net	154,522	154,059
Inventories, net	256,140	241,129
Prepaid expenses and other current assets	48,187	38,947
Total current assets	676,156	642,053
Property, plant and equipment, net of accumulated depreciation of $889,142 and $880,451 as of June 30, 2019 and March 31, 2019, respectively	518,310	495,280
Goodwill	40,294	40,294
Intangible assets, net	53,448	53,749
Equity method investments	14,238	12,925
Deferred income taxes	44,544	57,024
Other assets	44,216	16,770
Total assets	$1,391,206	$1,318,095

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$29,225	$28,430
Accounts payable	161,853	153,287
Accrued expenses	79,173	93,761
Income taxes payable	808	2,995
Total current liabilities	271,059	278,473
Long-term debt	282,871	266,041
Other non-current obligations	149,267	125,360
Deferred income taxes	11,214	8,806
Total liabilities	714,411	678,680
Stockholders’ equity:
Preferred stock, par value $0.01, authorized 10,000 shares, none issued	—	—
Common stock, par value $0.01, authorized 175,000 shares, issued 58,018 and 57,822 shares at June 30, 2019 and March 31, 2019, respectively	580	578
Additional paid-in capital	466,704	465,366
Retained earnings	241,635	204,195
Accumulated other comprehensive income (loss)	(32,124)	(30,724)
Total stockholders’ equity	676,795	639,415
Total liabilities and stockholders’ equity	$1,391,206	$1,318,095

 See accompanying notes to the unaudited condensed consolidated financial statements.

KEMET CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Amounts in thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,
	2019	2018
Net sales	$345,242	$327,616
Operating costs and expenses:
Cost of sales	223,614	232,795
Selling, general and administrative expenses	47,885	48,542
Research and development	12,175	10,688
Restructuring charges	2,208	(96)
(Gain) loss on write down and disposal of long-lived assets	960	511
Total operating costs and expenses	286,842	292,440
Operating income	58,400	35,176
Non-operating (income) expense
Interest income	(809)	(378)
Interest expense	2,545	7,036
Other (income) expense, net	(726)	(11,371)
Income before income taxes and equity income (loss) from equity method investments	57,390	39,889
Income tax expense (benefit)	16,800	4,600
Income before equity income (loss) from equity method investments	40,590	35,289
Equity income (loss) from equity method investments	(250)	(69)
Net income	$40,340	$35,220

Net income per basic share	$0.69	$0.61
Net income per diluted share	$0.68	$0.60

Dividends declared per share	$0.05	$—

Weighted-average shares outstanding:
Basic	58,350	57,339
Diluted	59,055	59,038

See accompanying notes to the unaudited condensed consolidated financial statements.

KEMET CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Amounts in thousands)
(Unaudited)

	Three Months Ended June 30,
	2019	2018
Net income	$40,340	$35,220
Other comprehensive income (loss), net of tax:
Foreign currency translation gains (losses)	3,179	(24,203)
Defined benefit pension plans	164	39
Defined benefit post-retirement plan adjustments	(37)	(39)
Equity interest in investee's other comprehensive income (loss)	—	(11)
Cash flow hedges	(5,998)	(4,438)
Excluded component of fair value hedges	1,292	—
Other comprehensive income (loss)	(1,400)	(28,652)
Total comprehensive income (loss)	$38,940	$6,568

See accompanying notes to the unaudited condensed consolidated financial statements.

KEMET CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Amounts in thousands)(Unaudited)

	Three Months Ended June 30,
Operating activities:	2019	2018
Net income	$40,340	$35,220
Adjustments to reconcile net income to net cash provided by (used in) operating activities, net of effect of acquisitions:
Depreciation and amortization	14,259	13,097
Equity (income) loss from equity method investments	250	69
Non-cash debt and financing costs	894	229
Stock-based compensation expense	2,725	4,060
Rent receivable	—	3,077
(Gain) loss on write down and disposal of long-lived assets	960	511
Pension and other post-retirement benefits	1,341	1,274
Change in deferred income taxes	14,895	951
Change in operating assets	(15,626)	(24,520)
Change in operating liabilities	(26,268)	(49,330)
Other	(57)	(488)
Net cash provided by (used in) operating activities	33,713	(15,850)
Investing activities:
Capital expenditures	(37,112)	(16,021)
Proceeds from dividend	433	772
Contributions to equity method investments	(2,000)	—
Net cash provided by (used in) investing activities	(38,679)	(15,249)
Financing activities:
Payments of long-term debt	—	(4,313)
Proceeds from long term debt	12,541	—
Proceeds from termination of derivative instruments	6,476	—
Principal payments on finance leases	(367)	—
Proceeds from exercise of stock options	30	275
Payment of dividends	(2,900)	—
Net cash provided by (used in) financing activities	15,780	(4,038)
Net increase (decrease) in cash, cash equivalents and restricted cash	10,814	(35,137)
Effect of foreign currency fluctuations on cash, cash equivalents and restricted cash	1,150	(7,061)
Cash, cash equivalents, and restricted cash, at beginning of fiscal period	207,918	286,846
Cash, cash equivalents, and restricted cash, at end of fiscal period	219,882	244,648
Less: Restricted cash at end of period	2,575	—
Cash and cash equivalents at end of period	$217,307	$244,648

See accompanying notes to the unaudited condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1. Basis of Financial Statement Presentation
The Condensed Consolidated Financial Statements contained herein are unaudited and have been prepared from the books and records of KEMET Corporation and its subsidiaries (“KEMET” or the “Company”). In the opinion of management, the Condensed Consolidated Financial Statements reflect all adjustments, consisting only of normal recurring adjustments unless otherwise disclosed, necessary for a fair presentation of the results for the interim periods. The Condensed Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-Q, and therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with U.S. generally accepted accounting principles (“GAAP”). Although the Company believes the disclosures are adequate to make the information presented not misleading, it is suggested that these Condensed Consolidated Financial Statements be read in conjunction with the audited financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended March 31, 2019 (the “Company’s 2019 Annual Report”).
The accompanying Condensed Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiaries. In consolidation, all intercompany amounts and transactions have been eliminated. Net sales and operating results for the three months ended June 30, 2019 are not necessarily indicative of the results to be expected for the full year.
The Company’s significant accounting policies are presented in the Company’s 2019 Annual Report. Refer to the “Change in Accounting Policies” section below for changes in accounting policies since the issuance of the Company's 2019 Annual Report.
Use of Estimates and Assumptions
The preparation of financial statements in conformity with GAAP requires management to make estimates, assumptions, and judgments based on historical data and other assumptions that management believes are reasonable. These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements. In addition, they affect the reported amounts of revenues and expenses during the reporting period.
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
Change in Accounting Policies
Effective April 1, 2019, the Company adopted Accounting Standards Codification (“ASC”) 842, Leases (“ASC 842”) and Accounting Standards Update (“ASU”) No. 2018-15, Intangibles - Goodwill and Other - Internal-Use Software, Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing (Hosting) Arrangement that is a Service Contract (“ASU 2018-15”). As a result, the Company changed its accounting policy for leases and for implementation costs related to hosting arrangements. Except as discussed below, there have not been any other changes to the Company's significant accounting policies since the issuance of the Company's 2019 Annual Report.
Leases
ASC 842 requires the recognition of right-of-use (“ROU”) assets and lease liabilities for operating leases on the Condensed Consolidated Balance Sheets. The Company adopted ASC 842 using a modified retrospective transition approach by applying the new standard to all leases existing at the date of initial application and not restating comparative periods. The Company elected the package of practical expedients permitted under the transition guidance, which allowed the Company to not reassess whether arrangements contained leases, not reassess lease classifications, and not reassess initial direct costs. The adoption of ASC 842 did not impact beginning retained earnings, or the prior year Condensed Consolidated Statements of Operations and Cash Flows.
Under ASC 842, the Company determines if an arrangement contains a lease at inception based on whether or not the Company has the right to control the asset during the contract period and other facts and circumstances. The Company has elected to not allocate the contract consideration for operating lease contracts with lease and non-lease components, and account for the lease and non-lease components as a single lease component. Operating lease ROU assets represent the Company's right to use an underlying asset for the lease term and lease liabilities represent the Company's obligation to make lease payments arising from the lease, both of which are recognized based on the present value of the future minimum lease payments over the lease term at the commencement date. The operating lease ROU asset also includes any lease prepayments, net of lease incentives.
Leases with a lease term of 12 months or less at inception are not recorded on the Condensed Consolidated Balance Sheets and are expensed on a straight-line basis over the lease term in the Condensed Consolidated Statements of Operations. The lease term is determined by assuming the exercise of renewal options that are reasonably certain. As most of the Company's leases do not provide an implicit interest rate, the Company uses its local incremental borrowing rate at the lease commencement date to determine the present value of lease payments.
ROU assets and the short-term and long-term lease liabilities from operating leases are included in “Other assets,” “Accrued expenses,” and “Other non-current obligations,” respectively, in the Condensed Consolidated Balance Sheet. The Company's accounting for finance leases (formerly referred to as capital leases prior to the adoption of ASC 842) remains substantially unchanged. Finance leases are not material to the Company's Condensed Consolidated Financial Statements. Refer to Note 14, Leases, for additional information regarding the Company's leases and related transition adjustments.
Capitalized Software and Cloud-computing Arrangements
In August 2018, the FASB issued ASU No. 2018-15. The amendment aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The Company early adopted the amendment in the first quarter of fiscal year 2020 and is applying the ASU prospectively to implementation costs incurred after April 1, 2019.
As of June 30, 2019, the Company had $2.2 million of capitalized implementation costs related to cloud-computing arrangements, net of amortization. These capitalized implementation costs are amortized on a straight-line basis over the expected terms of the hosting arrangements and are amortized in the same line item in the Consolidated Statements of Operations as the expense for fees for the associated hosting arrangements.
Significant Accounting Policies
Revenue Recognition
The Company recognizes revenue under the guidance provided in ASC 606, Revenue from Contracts with Customers (“ASC 606”). Consistent with the terms of ASC 606, the Company records revenue on product sales in the period in which the Company satisfies its performance obligation by transferring control over a product to a customer. The amount of revenue recognized reflects the consideration the Company expects to receive in exchange for transferring products to a customer. The Company has elected the practical expedient under ASC 606-10-32-18 and does not consider the effects of a financing component on the promised amount of consideration because the period between when the Company transfers a product to a customer and when the customer pays for that product is one year or less. As performance obligations are expected to be fulfilled in one year or less, the Company has elected the practical expedient under ASC 606-10-50-14 and has not disclosed information relating to remaining performance obligations.
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
The Company provides a limited assurance warranty on products that meet certain specifications to select customers. The warranty coverage period is generally limited to one year for United States based customers and a length of time commensurate with regulatory requirements or industry practice outside the United States. A warranty cannot be purchased by the customer separately and, as a result, product warranties are not considered to be separate performance obligations. The Company’s liability under these warranties is generally limited to a replacement of the product or refund of the purchase price of the product. Warranty costs were not material for the three months ended June 30, 2019 and 2018.
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
The balance of net contract liabilities consisted of the following at June 30, 2019 and March 31, 2019 (amounts in thousands):

Contract Liabilities	Classification in Balance Sheet	June 30, 2019	March 31, 2019
Current	Accrued expenses	$256	$256
Non-current	Other non-current obligations	—	—
		$256	$256

In the three months ended June 30, 2019, the Company did not recognize any revenue related to contract liabilities at March 31, 2019. In the three months ended June 30, 2018, the Company recognized revenue of $0.1 million related to contract liabilities at March 31, 2018. Revenue related to contract liabilities is recorded on the Condensed Consolidated Statements of Operations in the line item, "Net sales."
Contract assets
The Company recognizes an asset from the costs incurred to fulfill a contract if those costs directly relate to an existing or anticipated contract or specific business opportunity, if the costs enhance resources that will be used in satisfying performance obligations in the future, and the costs are expected to be recovered through subsequent sale of product to the customer. The Company has determined that certain direct labor, materials, and allocations of overhead incurred within research and development activities meet the requirements to be capitalized. As most of the Company's contracts and customer specific business opportunities do not include a stated term, the Company amortizes these capitalized costs over the expected product life cycle, which is consistent with the estimated transfer of goods to the customer. Capitalized contract costs were $1.5 million and $1.6 million at June 30, 2019 and March 31, 2019, respectively. Capitalized contracts costs are recorded on the Condensed Consolidated Balance Sheets in the line item, “Other assets.” Amortization expense related to the contract costs was $0.2 million and $0.2 million for the three months ended June 30, 2019 and 2018, respectively. There was no impairment loss in relation to the costs capitalized for the three months ended June 30, 2019 and 2018. Amortization expense related to contract assets is recorded on the Condensed Consolidated Statements of Operations in the line item "Cost of sales."

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
The first two levels of inputs are considered observable and the last is considered unobservable. The levels of inputs are as follows:

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

•	Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.
Assets and liabilities measured at fair value on a recurring basis as of June 30, 2019 and March 31, 2019 are as follows (amounts in thousands):

	Carrying Value June 30,	Fair Value June 30,	Fair Value Measurement Using			Carrying Value March 31,	Fair Value March 31,	Fair Value Measurement Using
	2019	2019	Level 1	Level 2 (3)	Level 3	2019	2019	Level 1	Level 2 (3)	Level 3
Assets (Liabilities):
Money markets (1)(2)	$62,846	$62,846	$62,846	$—	$—	$60,687	$60,687	$60,687	$—	$—
Derivative assets	706	706	—	706	—	5,141	5,141		5,141
Derivative liabilities	(3,145)	(3,145)	—	(3,145)	—	—	—	—	—	—
Total debt	(312,096)	(322,700)	—	(322,700)	—	(294,471)	(303,170)	—	(303,170)	—
___________________
(1) Included in the line item “Cash and cash equivalents” on the Condensed Consolidated Balance Sheets.
(2) Certificates of Deposit of $34.1 million and $32.2 million that mature in three months or less are included within the balance as of June 30, 2019 and March 31, 2019, respectively.
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

Inventories
Inventories are stated at the lower of cost or net realizable value. The components of inventories are as follows (amounts in thousands):

	June 30, 2019	March 31, 2019
Raw materials and supplies	$104,160	$97,119
Work in process	83,856	71,374
Finished goods	86,766	88,175
Subtotal	274,782	256,668
Inventory reserves	(18,642)	(15,539)
Inventories, net	$256,140	$241,129

Recently Issued Accounting Pronouncements
There are currently no accounting standards that have been issued that will have a significant impact on the Company’s financial position, results of operations or cash flows upon adoption.
Note 2. Debt
A summary of debt is as follows (amounts in thousands):

	June 30, 2019	March 31, 2019
TOKIN Term Loan Facility (1)	284,623	276,808
Customer Advances (2)	20,906	11,270
Other (3)	6,567	6,393
Total debt	312,096	294,471
Current maturities	(29,225)	(28,430)
Total long-term debt	$282,871	$266,041
_________________
(1) Amount shown is net of discount, bank issuance costs, and other indirect issuance costs of $8.9 million and $8.7 million at June 30, 2019 and March 31, 2019, respectively.
(2) Amount shown is net of discount of $5.0 million and $2.1 million at June 30, 2019, and March 31, 2019, respectively.
(3) Amounts are shown net of discounts of $0.6 million at June 30, 2019 and March 31, 2019, respectively.
The line item “Interest expense” on the Condensed Consolidated Statements of Operations for the three months ended June 30, 2019 and 2018, consists of the following (amounts in thousands):

	Three Months Ended June 30,
	2019	2018
Contractual interest expense	$1,740	$6,845
Capitalized interest	(105)	(64)
Amortization of debt issuance costs	127	116
Amortization of debt (premium) discount	767	98
Imputed interest on acquisition-related obligations	—	15
Interest expense on finance leases	16	26
Total interest expense	$2,545	$7,036

TOKIN Term Loan Facility
On October 29, 2018, the Company entered into a JPY 33.0 billion Term Loan Agreement (the “TOKIN Term Loan Facility”) by and among TOKIN Corporation (“TOKIN”), the lenders party thereto (the “Lenders”) and Sumitomo Mitsui Trust Bank, Limited in its capacity as agent (the “Agent”), arranger and Lender. Funding for the TOKIN Term Loan Facility occurred on November 7, 2018. The proceeds, which were net of an arrangement fee withheld from the funding amount, were JPY 32.1 billion, or approximately $283.9 million using the exchange rate as of November 7, 2018. Net of the arrangement fee, bank issuance costs, and other indirect issuance costs, the Company's net proceeds from the TOKIN Term Loan Facility was $281.8 million.

The proceeds from the TOKIN Term Loan Facility were used by TOKIN to make intercompany loans (the “Intercompany Loans”) to the Company. The proceeds of the Intercompany Loans, along with other cash on hand, were used by the Company to prepay in full the outstanding amounts under the Company's previous term loan of $323.4 million and a prepayment premium of 1.0%, or $3.2 million.
The TOKIN Term Loan Facility consists of (i) a JPY 16.5 billion (approximately $146.0 million using the exchange rate as of November 7, 2018) Term Loan A tranche (the “Term Loan A”) and (ii) a JPY 16.5 billion (approximately $146.0 million using the exchange rate as of November 7, 2018) Term Loan B tranche (the “Term Loan B” and, together with the Term Loan A, collectively, the “Term Loans”). Principal payments under Term Loan A are required semi-annually, in the amount of JPY 1.4 billion (approximately $12.8 million using the exchange rate as of June 30, 2019), while the principal of Term Loan B is due in one payment at maturity. At each reporting period, the carrying value of the loan is translated from Japanese Yen to U.S. Dollars using the spot exchange rate as of the end of the reporting period.
Interest payments are due semi-annually on the Term Loans, with the interest rate based on a margin over the six-month Japanese TIBOR. The applicable margin for Term Loan A is 2.00% and for Term Loan B is 2.25%. Japanese TIBOR at June 30, 2019 was 0.13%. Interest payable related to the TOKIN Term Loan Facility included in the line item “Accrued expenses” on the Condensed Consolidated Balance Sheets was $1.7 million as of June 30, 2019.
The Term Loans mature on September 30, 2024. KEMET and certain subsidiaries of TOKIN provided guarantees of the obligations under the Term Loans, which also are secured by certain assets, properties and equity interests of TOKIN and its material subsidiaries. The Term Loans contain customary covenants applicable to both the Company and to TOKIN, including maintenance of a consolidated leverage ratio, the absence of two consecutive years of consolidated operating losses and the maintenance of certain required levels of consolidated net assets. The TOKIN Term Loan Facility agreement also contains customary events of default. The Company may prepay the Term Loans at any time, subject to certain notice requirements and reimbursement of loan breakage costs.
Revolving Line of Credit
In connection with the closing of the TOKIN Term Loan Facility on October 29, 2018, the Company entered into Amendment No. 10 to the Loan and Security Agreement, Waiver and Consent (the “Revolver Amendment”), by and among KEMET, KEMET Electronics Corporation (“KEC”), the other borrowers named therein, the financial institutions party thereto as lenders and Bank of America, N.A., a national banking association, as agent for the lenders. The Revolver Amendment provides the Company with, among other things, increased flexibility for certain restricted payments (including dividends), and also released certain pledges that allowed the Company to obtain the TOKIN Term Loan Facility in order to pay in full the Company's prior term loan. The revolving line of credit has a facility amount of up to $75.0 million, which is based on factors including outstanding eligible accounts receivable, inventory, and equipment collateral. There were no borrowings under the revolving line of credit during the quarter ended June 30, 2019, and the Company’s available borrowing capacity under the Loan and Security Agreement was$62.5 million as of June 30, 2019.
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
As of June 30, 2019, the Company has received a total of $26.0 million in Advances from these Customers. Since the debt is non-interest bearing, the Company has recorded debt discounts on the Advances. These discounts will be amortized over the expected life of the Advances through interest expense. During the three months ended June 30, 2019, the Company had $7.7 million in capital expenditures related to the Customer Capacity Agreements.
As of June 30, 2019, the Company had $2.6 million in cash that was restricted to be used to fund these Investments. Restricted cash is recorded within “Prepaid expenses and other current assets” in the Condensed Consolidated Balance Sheets.
Other Debt
In January 2017, KEMET Electronics Portugal, S.A. (“KEP”), a wholly owned subsidiary, entered into a program with the Portuguese government where KEP is eligible to receive interest free loans if purchases of fixed assets meet certain approved terms within the program. In January 2017, KEP received the first part of an interest free loan in the amount of EUR 2.2 million (or $2.5 million). In July 2017, KEP received the second part of the loan in the amount of EUR 0.3 million (or $0.3 million). The loan has a maturity date of February 1, 2025. The loan will be repaid through semi-annual payments on August 1 and February 1 of each year beginning on August 1, 2019. The repayments will be in the amount of EUR 0.2 million (or $0.2 million).
    In February 2019, KEP received a second interest free loan from the Portuguese government in the amount of EUR 0.9 million, (or $1.1 million). The loan has a maturity date of September 1, 2026 and will be repaid through semi-annual payments on March 1 and September 1 of each year beginning on March 1, 2021. The repayments will be in the amount of EUR 0.1 million (or $0.1 million).
Since the KEP debt is non-interest bearing, the Company has recorded debt discounts on these loans. These discounts are being amortized over the life of the loans through interest expense. If certain conditions are met by KEP, such as increased headcount at its facility in Evora, Portugal, increased revenue, and increased gross value added, a portion of these loans could be forgiven.
TOKIN has a short term borrowing pursuant to an agreement with The 77 Bank Limited, located in Japan, in the amount of 350.0 million Yen (or $3.2 million), at an interest rate of 0.53% (Japanese TIBOR plus 40 basis points). The loan was originally due in September 2018 and was extended to September 2019. The loan agreement automatically renews for successive one year periods if both parties choose not to terminate or modify it.
Note 3. Goodwill and Intangible Assets
The following table highlights the Company’s intangible assets (amounts in thousands):

	June 30, 2019			March 31, 2019
	Carrying Amount	Accumulated Amortization	Net Amount	Carrying Amount	Accumulated Amortization	Net Amount
Indefinite Lived Intangible Assets:
Trademarks	$15,375	$—	$15,375	$15,151	$—	$15,151
Amortizing Intangibles:
Patents (10 - 18 years)	26,662	(12,401)	14,261	26,662	(12,046)	14,616
Customer relationships (10 - 21 years)	38,714	(14,902)	23,812	37,850	(13,868)	23,982
Other	215	(215)	—	214	(214)	—
Total amortizing intangibles	65,591	(27,518)	38,073	64,726	(26,128)	38,598
Total intangible assets	$80,966	$(27,518)	$53,448	$79,877	$(26,128)	$53,749

For each of the three months ended June 30, 2019 and 2018, amortization related to intangibles was $1.1 million, consisting of amortization related to patents of $0.3 million and amortization related to customer relationships of $0.8 million.
The weighted-average useful life for patents was 15.8 years as of June 30, 2019 and March 31, 2019, respectively, and 12.3 years for customer relationships as of June 30, 2019 and March 31, 2019, respectively. Estimated amortization of intangible assets for each of the next five fiscal years is $4.5 million, and thereafter, amortization will total $15.7 million. Estimated amortization of patents for each of the next five fiscal years is $1.4 million, and thereafter, amortization will total $7.2 million. Estimated amortization of customer relationships for each of the next five fiscal years is $3.1 million, and thereafter, amortization will total $8.5 million.
There were no changes to the carrying amount of goodwill during the three months ended June 30, 2019. The Company’s goodwill balance was $40.3 million at June 30, 2019 and March 31, 2019.

Note 4. Restructuring Charges
The Company has implemented restructuring plans, which include programs to increase competitiveness by removing excess capacity, relocating production to lower cost locations, and eliminating unnecessary costs throughout the Company. Significant restructuring plans in progress or recently completed as of June 30, 2019 are summarized below (amounts in thousands):

		Total expected to be incurred		Incurred during quarter ended June 30, 2019		Cumulative incurred to date
Restructuring Plan	Segment	Personnel Reduction Costs	Relocation & Exit Costs	Personnel Reduction Costs	Relocation & Exit Costs	Personnel Reduction Costs	Relocation & Exit Costs
Tantalum powder facility relocation (1)	Solid Capacitors	897	2,098	448	(552)	448	2,805
Axial electrolytic production relocation from Granna to Evora	Film and Electrolytic	673	3,964	673	1,308	673	3,603
Reorganization of MnO2 product line	Solid Capacitors	3,128	—	43	—	1,628	—
 __________________
(1) The current quarter credit for manufacturing relocation and exit costs is due to the recovery of costs related to the sale of tantalum that has been reclaimed (“tantalum reclaim”) as part of the plant exit activities. Tantalum reclaim in future periods is expected to further reduce the cumulative incurred costs.
A summary of the expenses aggregated in the Condensed Consolidated Statements of Operations line item “Restructuring charges” in the three months ended June 30, 2019 and 2018, is as follows (amounts in thousands):

	Three Months Ended June 30,
	2019	2018
Personnel reduction costs	$1,229	$(84)
Relocation and exit costs	979	(12)
Restructuring charges	$2,208	$(96)

Three Months Ended June 30, 2019
The Company incurred $2.2 million in restructuring charges in the three months ended June 30, 2019 comprised of $1.2 million in personnel reduction costs and $1.0 million in manufacturing relocation and exit costs.
The personnel reduction costs of $1.2 million were primarily due to $0.7 million in costs in the Film and Electrolytic segment related to severance charges resulting from the closing of the Granna, Sweden manufacturing plant as axial electrolytic production is being moved to the plant in Evora, Portugal and $0.5 million in costs in the Solid Capacitors segment related to severance charges resulting from the closing of the tantalum powder facility in Carson City, Nevada as tantalum powder production is moving to the plant in Matamoros, Mexico.
The manufacturing relocation and exit costs of $1.0 million primarily related to $1.3 million in costs resulting from the relocation of axial electrolytic production equipment from the Company's plant in Granna, Sweden to its plant in Evora, Portugal. Manufacturing relocation and exit costs were benefited by a $0.6 million credit from tantalum reclaim.

Reconciliation of Restructuring Liability
A reconciliation of the beginning and ending liability balances for restructuring charges included in the line items “Accrued expenses” and “Other non-current obligations” on the Condensed Consolidated Balance Sheets for the three months ended June 30, 2019 and 2018 is as follows (amounts in thousands):

	Three Months Ended June 30, 2019		Three Months Ended June 30, 2018
	Personnel Reductions	Manufacturing Relocations	Personnel Reductions	Manufacturing Relocations
Beginning of period	$1,865	$316	$9,629	$330
Costs charged to expense	1,229	979	(84)	(12)
Costs paid or settled	(1,315)	(979)	(5,131)	12
Change in foreign exchange	10	9	(244)	(13)
End of period	$1,789	$325	$4,170	$317

Note 5. Comprehensive Income (Loss) and Accumulated Other Comprehensive Income
Changes in AOCI for the three months ended June 30, 2019 and 2018 include the following components (amounts in thousands):

	Foreign Currency Translation, net of Tax (1)	Post-Retirement Benefit Plan Adjustments, net of Tax	Defined Benefit Pension Plans, net of Tax (2)	Ownership Share of Equity Method Investees’ Other Comprehensive Income (Loss), net of Tax	Cash Flow Hedges, net of Tax	Excluded Component of Fair Value Hedges, net of Tax	Net Accumulated Other Comprehensive Income (Loss), net of Tax
Balance at March 31, 2019	$(14,350)	$793	$(15,758)	$274	$566	$(2,249)	$(30,724)
Other comprehensive income (loss) before reclassifications (3) (4)	5,834	—	—	—	(1,704)	(346)	3,784
Amounts reclassified out of AOCI	(2,655)	(37)	164	—	(4,294)	1,638	(5,184)
Other comprehensive income (loss)	3,179	(37)	164	—	(5,998)	1,292	(1,400)
Balance at June 30, 2019	$(11,171)	$756	$(15,594)	$274	$(5,432)	$(957)	$(32,124)

	Foreign Currency Translation, net of Tax (1)	Post-Retirement Benefit Plan Adjustments, net of Tax	Defined Benefit Pension Plans, net of Tax (2)	Ownership Share of Equity Method Investees’ Other Comprehensive Income (Loss), net of Tax	Cash Flow Hedges, net of Tax	Excluded Component of Fair Value Hedges, net of Tax	Net Accumulated Other Comprehensive Income (Loss), net of Tax
Balance at March 31, 2018	$9,715	$879	$(14,831)	$285	$1,154	$—	$(2,798)
Other comprehensive income (loss) before reclassifications	(24,203)	—	—	(11)	(3,795)	—	(28,009)
Amounts reclassified out of AOCI	—	(39)	39	—	(643)	—	(643)
Other comprehensive income (loss)	(24,203)	(39)	39	(11)	(4,438)	—	(28,652)
Balance at June 30, 2018	$(14,488)	$840	$(14,792)	$274	$(3,284)	$—	$(31,450)

_________________
(1) Due primarily to the Company’s valuation allowance on deferred tax assets, there were no significant deferred tax effects associated with the cumulative currency translation gains and losses during the three months ended June 30, 2019 and 2018.
(2) Ending balance is net of tax of $2.4 million and $2.3 million as of June 30, 2019 and 2018, respectively.
(3) Foreign currency translation, net of tax for the three months ended June 30, 2019 includes losses of $2.0 million related to a derivative instrument accounted for as a net investment hedge. Refer to Note 13, Derivatives, for further information.
(4) Cash flow hedges, net of tax for the three months ended June 30, 2019 includes losses of $6.9 million which were excluded from the assessment of hedge effectiveness.
Note 6. Changes in Stockholders' Equity
Changes in Stockholders' Equity for the three months ended June 30, 2019 and 2018 include the following components (amounts in thousands):

	Shares Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at March 31, 2019	57,822	$578	$465,366	$204,195	$(30,724)	$639,415
Net income (loss)	—	—	—	40,340	—	40,340
Other comprehensive income (loss)	—	—	—	—	(1,400)	(1,400)
Cash dividends ($0.05 per share)	—	—	—	(2,900)	—	(2,900)
Issuance of shares	196	2	(1,387)	—	—	(1,385)
Stock-based compensation	—	—	2,725	—	—	2,725
Balance at June 30, 2019	58,018	$580	$466,704	$241,635	$(32,124)	$676,795

	Shares Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at March 31, 2018	56,641	$566	$462,737	$3,370	$(2,798)	$463,875
Net income (loss)	—	—	—	35,220	—	35,220
Other comprehensive income (loss)	—	—	—	—	(28,652)	(28,652)
Issuance of shares	706	7	(5,536)	—	—	(5,529)
Stock-based compensation	—	—	4,060	—	—	4,060
Balance at June 30, 2018	57,347	$573	$461,261	$38,590	$(31,450)	$468,974

Note 7. Equity Method Investments
The following table provides a reconciliation of equity method investments to the Company's Condensed Consolidated Balance Sheets (amounts in thousands):

	June 30, 2019	March 31, 2019
Nippon Yttrium Co., Ltd ("NYC")	$7,884	$8,215
NT Sales Co., Ltd ("NTS")	1,258	1,218
Novasentis Inc. (“Novasentis”)	671	977
KEMET Jianghai Electronics Components Co., Ltd (“KEMET Jianghai”)	4,425	2,515
	$14,238	$12,925

Under the equity method, the Company's share of profits and losses and impairment charges on investments in affiliates are included in “Equity income (loss) from equity method investments” in the Consolidated Statements of Operations.
TOKIN's Joint Ventures - NYC and NTS
NYC was established in 1966 by TOKIN (previously Tohoku Metal Industries Co., Ltd.) and Mitsui Mining and Smelting Co., Ltd (“Mitsui”). NYC was established to commercialize yttrium oxides and the Company owns 30% of NYC's stock. The carrying amount of the Company's equity investment in NYC was $7.9 million and $8.2 million as of June 30, 2019 and March 31, 2019, respectively.

NTS was established in 2004 by TOKIN, however subsequent to its formation, TOKIN sold 67% of its stock. NTS provides world-class electronic devices by utilizing global procurement networks and the Company owns 33% of NTS' stock. During the quarter ended June 30, 2019, a significant portion of NTS' sales were TOKIN’s products. The carrying amount of the Company's equity investment in NTS was $1.3 million and $1.2 million as of June 30, 2019 and March 31, 2019, respectively.
Summarized transactions between KEMET and NTS were as follows (amounts in thousands):

	Three Months Ended June 30,
	2019	2018
KEMET's sales to NTS	$11,537	$12,208
NTS' sales to KEMET	307	388
Investment in Novasentis
During fiscal year 2018, KEMET invested in the Series-D round of funding of Novasentis, a leading developer of film-based haptic actuators. Novasentis produces the world’s thinnest electro mechanical polymer-based actuators that provide rich haptic feedback for a variety of applications, including AR/VR and Wearables. Novasentis supplies its “smart” film and KEMET applies its expertise in manufacturing film capacitors to the development and commercial production of the actuators. The Company's ownership percentage in Novasentis is 27.9% and it has 1 of 3 seats on Novasentis’ board of directors. Additionally, KEMET has an exclusive manufacturing supply agreement with Novasentis, whereby Novasentis will purchase goods exclusively from KEMET and KEMET shall manufacture and sell goods exclusively to Novasentis.
While the Company determined that Novasentis is a variable interest entity, the Company concluded that it is not the primary beneficiary of Novasentis. Accordingly, the Company accounts for its investment in Novasentis under the equity method of accounting.
The carrying amount of the Company's equity investment in Novasentis was $0.7 million and $1.0 million as of June 30, 2019 and March 31, 2019, respectively. Subsequent to June 30, 2019, the Company purchased the remaining ownership interests in Novasentis and it became a wholly owned subsidiary of the Company.
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
The Company's initial capital contribution to KEMET Jianghai was made during the second quarter of fiscal year 2019, and the Company accounts for its investment using the equity method due to the related nature of operations and its ability to influence the joint venture's decisions. As of June 30, 2019, the carrying amount of the Company's equity investment in KEMET Jianghai was $4.4 million.
Note 8. Reportable Segment and Geographic Information
The Company is organized into three reportable segments: Solid Capacitors, Film and Electrolytic, and Electro-magnetic, Sensors & Actuators (“MSA”) based primarily on product lines.
The reportable segments are responsible for their respective manufacturing sites as well as their research and development (“R&D”) efforts. The Company does not allocate corporate indirect selling, general and administrative (“SG&A”) or shared R&D expenses to the segments.
Solid Capacitors
Solid Capacitors operates in ten manufacturing sites in the United States, Mexico and Asia, and operates innovation centers in the United States and Japan. Solid Capacitors primarily produces tantalum (polymer, aluminum, and Mn02) and ceramic capacitors, which are sold globally. Solid Capacitors also produces tantalum powder used in the production of tantalum capacitors.

Film and Electrolytic
Film and Electrolytic operates in eight manufacturing sites throughout Europe and Asia, and maintain product innovation centers in Italy, Portugal, and Sweden. Film and Electrolytic primarily produces film, paper, and wet aluminum electrolytic capacitors, which are sold globally. In addition, the Film and Electrolytic reportable segment designs and produces electromagnetic interference filters.
MSA
MSA operates in four sites throughout Asia and operates a product innovation center in Japan. MSA primarily produces Electro-magnetic compatible (“EMC”) materials and devices, piezo materials and actuators, and various types of sensors, which are sold globally.
In the following tables, revenue is disaggregated by primary geographical market, sales channel, and major product lines. The tables also include reconciliations of the disaggregated revenue with the reportable segments for the three months ended June 30, 2019 and 2018 (amounts in thousands):

	Three Months Ended June 30, 2019
	Solid Capacitors	Film and Electrolytic	MSA	Total

Primary geographical markets
Asia and the Pacific Rim ("APAC")	$103,299	$10,943	$13,522	$127,764
Europe, the Middle East, and Africa ("EMEA")	53,084	27,793	829	81,706
North and South America ("Americas")	82,829	7,794	2,727	93,350
Japan and Korea ("JPKO")	8,995	179	33,248	42,422
	$248,207	$46,709	$50,326	$345,242

Sales channel
OEM	$77,704	$18,527	$46,972	$143,203
Distributor	123,229	22,326	2,564	148,119
EMS	47,274	5,856	790	53,920
	$248,207	$46,709	$50,326	$345,242

Major product lines
Tantalum	$132,386	$—	$—	$132,386
Ceramics	115,821	—	—	115,821
Film and Electrolytic	—	46,709	—	46,709
MSA	—	—	50,326	50,326
	$248,207	$46,709	$50,326	$345,242

	Three Months Ended June 30, 2018
	Solid Capacitors	Film and Electrolytic	MSA	Total

Primary geographical markets
APAC	$100,370	$15,589	$17,000	$132,959
EMEA	41,466	32,607	575	74,648
Americas	63,105	6,649	2,397	72,151
JPKO	8,880	110	38,868	47,858
	$213,821	$54,955	$58,840	$327,616

Sales channel
OEM	$70,388	$22,441	$56,100	$148,929
Distributor	107,634	26,568	2,484	136,686
EMS	35,799	5,946	256	42,001
	$213,821	$54,955	$58,840	$327,616

Major product lines
Tantalum	$134,313	$—	$—	$134,313
Ceramics	79,508	—	—	79,508
Film and Electrolytic	—	54,955	—	54,955
MSA	—	—	58,840	58,840
	$213,821	$54,955	$58,840	$327,616

The following table reflects each segment’s operating income (loss), depreciation and amortization expenses, and restructuring charges for the three months ended June 30, 2019 and 2018 (amounts in thousands):

	Three Months Ended June 30,
	2019	2018
Operating income (loss):
Solid Capacitors	$102,686	$69,665
Film and Electrolytic	(2,879)	1,067
MSA	3,658	6,055
Corporate	(45,065)	(41,611)
	$58,400	$35,176
Depreciation and amortization expense:
Solid Capacitors	$7,792	$7,182
Film and Electrolytic	2,291	2,620
MSA	1,510	1,504
Corporate	2,666	1,791
	$14,259	$13,097
Restructuring charges:
Solid Capacitors	121	(18)
Film and Electrolytic	2,048	1
MSA	—	—
Corporate	39	(79)
	$2,208	$(96)

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
The balance sheet classifications and carrying amounts of the Company's pension and other post-retirement benefit plans at June 30, 2019 and March 31, 2019 consist of the following (amounts in thousands):

	Pension		Other Benefits
	June 30, 2019	March 31, 2019	June 30, 2019	March 31, 2019
Prepaid expenses and other current assets	$815	$670	$—	$—
Accrued expenses	(2,806)	(2,753)	(50)	(50)
Other non-current obligations	(84,617)	(82,455)	(291)	(262)
Net amount recognized, end of period	$(86,608)	$(84,538)	$(341)	$(312)

The components of net periodic benefit (income) costs relating to the Company’s pension and other post-retirement benefit plans for the three months ended June 30, 2019 and 2018 are as follows (amounts in thousands):

	Pension		Other Benefits
	Three Months Ended June 30,		Three Months Ended June 30,
	2019	2018	2019	2018
Net service cost	$1,250	$1,233	$—	$—
Interest cost	462	478	2	3
Expected return on net assets	(470)	(531)	—	—
Amortization:
Actuarial (gain) loss	113	107	(37)	(39)
Prior service cost	21	23	—	—
Total net periodic benefit cost (credit)	$1,376	$1,310	$(35)	$(36)

All of the amounts in the tables above, other than service cost, were recorded in the line item "Other (income) expense, net" in our Condensed Consolidated Statements of Operations. In fiscal year 2020, the Company expects to contribute up to $5.1 million to the pension plans, $0.9 million of which has been contributed as of June 30, 2019. For the postretirement benefit plan, the Company’s policy is to pay benefits as costs are incurred.
Note 10. Stock-Based Compensation
As of June 30, 2019, the KEMET Corporation Omnibus Incentive Plan (the “Incentive Plan”) is the only plan utilized by the Company to issue equity-based awards to executives and key employees.
The Incentive Plan has authorized, in the aggregate, the grant of up to 12.2 million shares of the Company’s Common Stock, comprised of 11.4 million shares under the Incentive Plan and 0.8 million shares remaining from prior plans and authorizes the Company to provide equity-based compensation in the form of:

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
Restricted Stock Units (“RSUs”) and Long-term Incentive Plans (“LTIP”)
Time-based RSUs vest over three years, except for RSUs granted to members of the Board of Directors (the “Board”), which vest immediately. The Company grants RSUs to members of the Board, the Chief Executive Officer and key members of management. Once vested and settled, RSUs are converted into stock. For members of the Board and key members of management, such stock cannot be sold until 90 days after termination of service with the Company, or until the individual achieves the targeted ownership under the Company’s stock ownership guidelines, and only to the extent that such ownership level exceeds the target. Compensation expense is recognized over the respective vesting periods.
Historically, the Board of the Company has approved annual LTIPs, which cover two-year periods and are primarily based upon the achievement of an adjusted EBITDA range for the two-year period. At the time of the award, the individual plans entitle the participants to receive cash or RSUs, or a combination of both as determined by the Company's Board. The Company assesses the likelihood of meeting the Adjusted EBITDA financial metric on a quarterly basis and adjusts compensation expense to match expectations. The 2017/2018 LTIP, 2018/2019 LTIP, 2019/2020 LTIP and 2020/2021 LTIP also awarded time-based RSUs which vest over the course of three years from the anniversary of the grant date and are not subject to a performance metric. Any related liability (for the cash portion of the LTIP) is reflected in the line item “Accrued expenses” on the Condensed Consolidated Balance Sheets and any RSU commitment is reflected in the line item “Additional paid-in capital” on the Condensed Consolidated Balance Sheets.

On May 18, 2019, the Company granted RSUs under the 2020/2021 LTIP with a grant date fair value of $17.43 that vest as follows (amounts in thousands):

Shares
May 18, 2020	66
May 18, 2021	141
May 18, 2022	144
Total RSUs granted (1)	351
 __________________
(1) RSUs granted include a performance component. Therefore, the granted RSUs shown above are an estimate based upon current performance expectations. The final number of RSUs granted depends on the achievement of performance metrics.
The following is the vesting schedule of RSUs under each respective LTIP, which vested during the three months ended June 30, 2019 (shares in thousands):

	2019/2020	2018/2019	2017/2018
Time-based award vested	53	58	156
Performance-based award vested	—	—	—

RSU activity, including performance-based and time-based LTIP activity, for the three months ended June 30, 2019 is as follows (amounts in thousands except fair value):

	Shares	Weighted- average Fair Value on Grant Date
Non-vested RSUs at March 31, 2019	1,415	$15.19
Granted	351	17.43
Vested	(267)	7.92
Forfeited	(8)	15.32
Non-vested RSUs at June 30, 2019	1,491	$17.02

The compensation expense associated with stock-based compensation for the three months ended June 30, 2019 and 2018 is recorded on the Condensed Consolidated Statements of Operations as follows (amounts in thousands):

	Three Months Ended June 30, 2019			Three Months Ended June 30, 2018
	Stock Options	RSUs	LTIPs	Stock Options	RSUs	LTIPs
Cost of sales	$—	$490	$384	$—	$351	$238
Selling, general and administrative expenses	—	1,005	730	—	2,881	521
Research and development	—	34	82	—	16	53
Total	$—	$1,529	$1,196	$—	$3,248	$812

In the “Operating activities” section of the Condensed Consolidated Statements of Cash Flows, stock-based compensation expense was treated as an adjustment to net income for the three months ended June 30, 2019, and 2018. There were 16,667 stock options exercised in the three months ended June 30, 2019 and 44,100 stock options were exercised in the three months ended June 30, 2018.
Note 11. Income Taxes
During the three months ended June 30, 2019, the Company recognized $16.8 million of income tax expense, comprised of $5.7 million of income tax expense related to foreign operations, $11.0 million of federal income tax expense, and $0.1 million of state income tax expense.
During the three months ended June 30, 2018, the Company recognized $4.6 million of income tax expense, comprised of $4.7 million of income tax expense related to foreign operations, $0.2 million of federal income tax expense, and

$0.3 million of state income tax benefit. The $4.7 million of income tax expense related to foreign operations included a $0.9 million benefit related to the settlement of an uncertain tax position.
The effective tax rates differ from income taxes recorded using a statutory rate largely due to the relative mix in earnings and losses in various tax jurisdictions, the usage of the net operating losses, and reversal of associated valuation allowances previously recorded on the deferred tax assets.
Note 12. Basic and Diluted Net Income Per Common Share
Basic earnings per share calculation is based on the weighted-average number of common shares outstanding. Diluted earnings per share calculation is based on the weighted-average number of common shares outstanding adjusted by the number of additional shares that would have been outstanding had the potentially dilutive common shares been issued. Potentially dilutive shares of common stock include stock options and RSUs.

The following table presents basic earnings per share (“EPS”) and diluted EPS (amounts in thousands, except per share data):

	Three Months Ended June 30,
	2019	2018
Numerator:
Net income	$40,340	$35,220
Denominator:
Weighted-average shares outstanding:
Basic	58,350	57,339
Assumed conversion of employee stock grants	705	1,699
Diluted	59,055	59,038

Net income per basic share	$0.69	$0.61

Net income per diluted share	$0.68	$0.60

There were no common stock equivalents that could potentially dilute net income per basic share in the future, but were not included in the computation of diluted earnings per share because the impact would have been anti-dilutive.
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
    The principal objective of such arrangements is to minimize the risks and/or costs associated with the Company’s operating and financial structure as well as to hedge specific anticipated transactions. The Company does not utilize derivatives for speculative or other purposes other than currency risk management. The use of derivative financial instruments carries certain risks, including the risk that any counterparty to a contractual arrangement may not be able to perform under the agreement. To mitigate this risk, historically the Company has only entered into derivative financial instruments with a counterparty that is a major financial institution with a high credit rating. The Company does not anticipate that the counterparty will fail to meet its obligations.
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
The balance sheet classifications and fair value of derivative instruments designated as hedges as of June 30, 2019 and March 31, 2019 are as follows (amounts in thousands):

		Fair Value of Derivative Instruments
		June 30, 2019			March 31, 2019
	Balance Sheet Location	As Presented	Offset	Gross	As Presented	Offset	Gross
Derivative Assets
Cross-currency swaps	Other assets	$—	$—	$—	$4,577	$—	$4,577
Foreign exchange contracts	Prepaid and other current assets	706	633	1,339	564	645	1,209

Derivative Liabilities
Cross-currency swaps	Other non-current obligations	$3,145	$—	$3,145	$—	$—	$—
Foreign exchange contracts	Accrued expenses	—	633	633	—	645	645

Fair Value Hedging Strategy
The Company entered into two cross-currency swaps designated as fair value hedges on November 7, 2018 to hedge the foreign currency risk on the Intercompany Loans. These agreements were contracts to exchange floating-rate payments in one currency with floating-rate payments in another currency. Changes in the fair value of these cross-currency swaps due to changes in foreign currency exchange rates were recognized in earnings upon the recognition of the change in the fair value of the hedged intercompany financings. The notional value of these contracts was JPY 31.6 billion or $279.7 million at March 31, 2019.
The Company terminated these contracts with the counterparty on May 28, 2019, and received proceeds of $6.5 million for the combined fair value of these contracts at the time of termination.
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

The notional value of this contract was JPY 31.6 billion or $279.7 million at June 30, 2019 and March 31, 2019, respectively.

Cash Flow Hedging Strategy
Foreign Exchange Contracts
Certain operating expenses at the Company’s Mexican facilities are paid in Mexican Pesos. In order to hedge a portion of these forecasted cash flows, the Company purchases foreign exchange contracts, with terms generally less than fifteen months, to buy Mexican Pesos for periods and amounts consistent with underlying cash flow exposures. These contracts are designated as cash flow hedges at inception.
Unrealized gains and losses associated with the change in fair value of the foreign exchange contracts are recorded in AOCI. Changes in the derivatives’ fair values are deferred and recorded as a component of AOCI until the underlying transaction is settled and recorded to the Condensed Consolidated Statement of Operations. When the hedged item affects income, gains or losses are reclassified from AOCI to the Condensed Consolidated Statement of Operations as Cost of Sales for foreign exchange contracts to purchase such foreign currency. The notional value of outstanding Peso contracts was $100.7 million and $74.3 million as of June 30, 2019 and March 31, 2019, respectively.
Cross-Currency Swaps
On May 28, 2019, the Company entered into two cross-currency swaps designated as cash flow hedges to hedge the foreign currency risk on the principal payments on the Intercompany Loans. These agreements are contracts to exchange floating-rate payments in one currency with fixed-rate payments in another currency. The Company uses these cross-currency swaps to hedge the changes in cash flows on the Intercompany Loans due to changes in foreign currency exchange rates. For this hedging program, the Company records the remeasurement of the Intercompany Loans due to changes in foreign currency exchange rates each period. Changes in the fair value of these cross-currency swaps are initially recorded in AOCI each period with an immediate reclassification into earnings for the change in fair value attributable to the fluctuations in foreign currency exchanges. The Company excludes the change in the fair value of these cross-currency swaps due to changes in interest rates from the assessment of hedge effectiveness. Changes in fair value of the swaps associated with changes in interest rates are initially recorded as a component of AOCI and recognized into other (income) expense, net in the Consolidated Statement of Operations using a systematic and rational method over the instrument’s term. The terms of the two cross-currency swaps designated as cash flow hedges are as follows:

•
An amortizing cross-currency swap with an initial notional value of JPY 15.1 billion. The notional value is amortized by approximately JPY 1.4 billion every six months and matures on September 30, 2024. The Company receives interest in JPY on March 31 and September 30 of each year based on the JPY notional value and JPY Libor plus 2.00%. Interest payments are made in USD on March 31 and September 30 of each year based on the USD equivalent of the JPY notional value and a fixed rate of 4.88%.

•
A non-amortizing cross-currency swap with a notional value of JPY 16.5 billion maturing on September 30, 2024. The Company receives interest in JPY on March 31 and September 30 of each year based on the JPY notional value and JPY Libor plus 2.25%. Interest payments are made in USD on March 31 and September 30 of each year based on the USD equivalent of the JPY notional value and a fixed rate of 5.26%.

The notional value of these contracts were JPY 31.6 billion, or $288.9 million as of June 30, 2019.

Hedging Strategy Impact on Statements of Operations
The following tables present gain and loss activity for the three months ended June 30, 2019 and 2018 for derivative instruments designated as hedges (amounts in thousands):

			Three Months Ended June 30, 2019
			Gain (Loss)
Derivative Instrument	Hedge Designation	Location of Gain (Loss) Recognized in Statements of Operations	Recognized in AOCI	Reclassified from AOCI to Income	Recorded Directly to Income
Cross-currency swaps (1)	Fair Value	Other income/expense, net	$(346)	$(1,622)	$3,337
Cross-currency swaps (2)	Net Investment	Other income/expense, net	(2,006)	2,655	—
Cross-currency swaps (3)	Cash Flow	Other income/expense, net	(2,231)	3,909	—
Foreign exchange contracts (4)	Cash Flow	Cost of sales	527	385	—

			Three-Months Ended June 30, 2018
			Gain (Loss)
Derivative Instrument	Hedge Designation	Location of Gain (Loss) Recognized in Statements of Operations	Recognized in AOCI	Reclassified from AOCI to Income	Recorded Directly to Income
Foreign exchange contracts (4)	Cash Flow	Cost of sales	(3,795)	643	—
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
(3) Amounts recognized in AOCI represent the total change in the fair value of the derivative instruments. Amounts reclassified from AOCI to income represent the change in the fair value of the derivative instruments related of the effective portion of the qualifying hedges, as well as amortization of the excluded components based upon the instruments' periodic coupons. For the three months ended June 30, 2019, the amount reclassified to income from AOCI includes $4.7 million in gains related to the effective portion of the hedges and $0.8 million in losses related to amortization of the excluded components.
(4) Amounts recognized in AOCI represent the total change in the fair value of the derivative instruments. Amounts reclassified from AOCI to income represent the change in the fair value of the derivative instruments pertaining to the settlement of the qualifying hedged item (effective portion).

The following tables present the total amount of each income and expense line item presented in the Condensed Statements of Operations in which the results of fair value and cash flow hedges are recorded and the effects of those hedging strategies on income (amounts in thousands):

	Three Months Ended June 30, 2019		Three Months Ended June 30, 2018
	Cost of sales	Other income (expense), net	Cost of sales	Other income (expense), net
Total income (expense) in Statements of Operations	$(223,614)	$726	$(232,795)	$11,371

Fair value hedging impact
Cross-currency swaps:
Gain (loss) on hedged item	—	(3,337)	—	—
Gain (loss) on derivative instrument (1)	—	1,715	—	—

Cash flow hedging impact
Cross-currency swaps:
Gain (loss) reclassified from AOCI to income (2)	—	3,909	—	—
Foreign exchange contracts:
Gain (loss) reclassified from AOCI to income (3)	385	—	643	—
_________________
(1) Amounts recognized in income includes the change in the fair value of the derivative instruments related to the effective portion of the qualifying hedges and amortization of the excluded components.
(2) Net losses of $8.5 million are expected to be reclassified from AOCI into income within the next 12 months.
(3) Net gains of $1.5 million are expected to be reclassified from AOCI into income within the next 12 months.

Note 14. Leases
The Company’s operating leases are primarily for distribution facilities, and sales and administrative offices. These operating leases have lease periods expiring between 2019 and 2061.
The Company’s finance leases are primarily for vehicles and certain network equipment. These leases expire between 2019 and 2024. Many leases require the Company to pay certain executory costs (taxes, insurance, and maintenance) and contain renewal and purchase options. The Company does not assume renewals in the determination of the lease term unless renewals are deemed to be reasonably assured at lease commencement. The Company's lease agreements do not contain any material residual value guarantees or material restrictive covenants.
The components of lease expense for the three months ended June 30, 2019 are as follows (amounts in thousands):

Three Months Ended June 30, 2019
Operating lease expense	$2,404
Variable lease expense and other, net (1)	277
Short-term lease expense	—
Finance lease expense
Amortization of right-of-use assets	251
Interest	16
Total lease expense	$2,948
__________________
(1) Predominantly includes common area maintenance and parking expenses.
Supplemental balance sheet information related to operating and finance leases as of June 30, 2019 is as follows (amounts in thousands, except lease term and discount rate):

	Balance Sheet Location	June 30, 2019
Lease assets
Operating lease ROU assets	Other assets	$32,169
Finance lease ROU assets (1)	Property, plant and equipment, net of accumulated depreciation	2,297
		$34,466

Lease liabilities
Current operating lease liabilities	Accrued expenses	$8,061
Current finance lease liabilities	Accrued expenses	1,000
Non-current operating lease liabilities	Other non-current obligations	23,646
Non-current finance lease liabilities	Other non-current obligations	1,328
		$34,035

Weighted average remaining lease term
Operating leases		6.43 years
Finance leases		2.59 years

Weighted average discount rate
Operating leases		4.72%
Finance leases		5.63%
_________________
(1) Finance lease ROU assets are shown net of accumulated depreciation of $4.5 million.

Supplemental cash flow information related to leases for the three months ended June 30, 2019 is as follows (amounts in thousands):

Three Months Ended June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows used for operating leases	$2,922
Operating cash flows used for finance leases	30
Financing cash flows used for finance leases	367
$3,319

Lease liabilities arising from obtaining ROU assets
Operating leases	$1,975
Finance leases	405
$2,380

Maturities of operating and finance lease liabilities as of June 30, 2019 were as follows (amounts in thousands):

Fiscal year ending March 31,	Operating Lease Liabilities	Finance Lease Liabilities
2020 (nine months ending March 31, 2020)	$7,026	$893
2021	7,546	834
2022	4,431	513
2023	4,035	225
2024	3,426	42
Thereafter	11,501	8
Total undiscounted cash flows	$37,965	$2,515
Less imputed interest	(6,258)	(187)
Present value of lease liabilities	$31,707	$2,328

Note 15. Concentrations of Risks
The Company sells to customers globally. Credit evaluations of its customers’ financial condition are performed periodically, and the Company generally does not require collateral from its customers. There were no customers’ accounts receivable balances exceeding 10% of gross accounts receivable at June 30, 2019 or March 31, 2019.
Consistent with industry practice, the Company utilizes electronics distributors for a large percentage of its sales. Electronics distributors are an effective means to distribute the products to end-users and they accounted for 42.9% and 41.7% of the Company's net sales for the three months ended June 30, 2019 and 2018, respectively. One of the Company's customers, TTI, Inc., an electronics distributor, accounted for over 10% of the Company’s net sales for the three months ended June 30, 2019 and 2018.
Note 16. Subsequent Events
The Company has evaluated events from June 30, 2019 through the date the financial statements were issued and there have not been any subsequent events that require disclosure.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This report contains certain statements that are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. Actual outcomes and results may differ materially from those expressed in, or implied by, our forward-looking statements. Words such as “expects,” “anticipates,” “believes,” “estimates” or variations or other similar expressions and future or conditional verbs such as “will,” “should,” “would,” and “could” are intended to identify such forward-looking statements. Readers of this report should not rely solely on the forward-looking statements and should consider all uncertainties and risks throughout this report, as well as those discussed under Part I, Item 1A Risk Factors, of the Company’s 2019 Annual Report. The statements are representative only as of the date they are made, and we undertake no obligation to update any forward-looking statement.
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
Accounting Policies and Estimates
The following discussion and analysis of financial condition and results of operations are based on the unaudited Condensed Consolidated Financial Statements included herein. Our significant accounting policies are described in Note 1 to the Condensed Consolidated Financial Statements in our 2019 Form 10-K. Our critical accounting policies are described under the caption “Critical Accounting Policies” in Item 7 of our 2019 Form 10-K.
The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates, assumptions, and judgments based on historical data and other assumptions that management believes are reasonable. These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements. In addition, they affect the reported amounts of revenues and expenses during the reporting period.
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
Business Overview
KEMET is a leading global manufacturer of a wide variety of capacitors, and Electro-magnetic compatible ("EMC") devices, sensors and actuators. With respect to capacitors, we compete in the passive electronic component industry, specifically multilayer ceramic, tantalum, film and aluminum (solid & electrolytic) capacitors. While KEMET competes in the passive electronic component industry, our strategic focus is on growth markets, specialty products requiring high reliability, and within our Ceramic product line, larger case size capacitors.
Product offerings include surface mounts, which are attached directly to the circuit board; leaded capacitors, which are attached to the circuit board using lead wires; and chassis-mount and other pin-through-hole board-mount capacitors, which utilize attachment methods such as screw terminal and snap-in. Capacitors are electronic components that store, filter, and regulate electrical energy and current flow. As an essential passive component used in nearly all circuit boards, capacitors are typically used for coupling, decoupling, filtering, oscillating and wave shaping and are used in communication systems, servers, personal computers, tablets, cellular phones, automotive electronic systems, defense and aerospace systems, consumer electronics, power management systems and many other electronic devices and systems (basically anything that plugs in or has a battery). While our broad product offering allows us to meet the majority of those needs independent of application and end use, our strategic focus is on high growth and specialty markets.
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
Film, paper, and aluminum electrolytic capacitors can be used to support integrated circuits, but also are used in the field of power electronics to provide energy for applications such as motor starts, power conditioning, electromagnetic interference filtering safety, and inverters. Film and Electrolytic's self healing products deliver high reliability solutions for extreme conditions. Growth drivers for Film and Electrolytic include alternative energy solutions, electric vehicle charging stations, and hybrid and electric vehicles.
KEMET's Electro-magnetic, Sensors & Actuators (“MSA”) business offers a broad line of electrical noise management products that play a key role in maintaining signal integrity across a number of end markets including telecommunications, mobile computing, automotive and general industries. Additionally, MSA's sensor and actuator business manufactures products that sense and respond to human activity, physical vibration, and electric current, which are found in home appliances, consumer devices, and industrial electrical equipment. Growth drivers for MSA include electric vehicles, advanced driver assistance and autonomous driving systems, industry 4.0, 5G infrastructure and connectivity, and power density and energy efficiency systems.
KEMET operates twenty-two production facilities in Europe, North America, and Asia, and employs approximately 14,000 employees worldwide. Commodity manufacturing previously located in the United States has been substantially relocated to our lower-cost manufacturing facilities in Mexico, China, Vietnam, Indonesia, Thailand, and countries in Europe. Production remaining in the United States focuses primarily on early-stage manufacturing of new products and other specialty products for which customers are predominantly located in North America.

KEMET serves the needs of our global customer base through four geographic regions: North America and South America (“Americas”), Europe, the Middle East and Africa (“EMEA”), Asia and the Pacific Rim (“APAC”) and Japan and Korea (“JPKO”). The Company sells its products through three channels: distributors, original equipment manufacturers (“OEM”), and electronic manufacturing services providers (“EMS”).
Our products are sold into a wide range of industries, including the computer, communications, automotive, military, consumer, industrial, medical, and aerospace industries. No single end market industry accounted for more than 30% of net sales, although one electronics distributor, TTI, Inc., accounted for more than 10% of net sales in the three months ended June 30, 2019. In addition, an aggregate of over 10% of our net sales in the three months ended June 30, 2019 were driven by sales to EMS providers for incorporation into Apple Inc. products. No single end-use direct customer accounted for more than 5% of our net sales for the three months ended June 30, 2019. During the three months ended June 30, 2019 we introduced 959 new products of which 259 were first to market. In addition, we continue to focus on specialty products which accounted for 31.2% of our revenue over this period.
We believe the long-term demand for the various types of capacitors we offer will grow on a regional and global basis due to a variety of factors, driven primarily by the following recent trends:

•	industry 4.0:

◦
the development of new products, applications and electronic controls for engines and industrial machinery, including cyber physical systems, cloud computing, and cognitive computing; security smart phones and mobile personal computing devices;

•	the “internet-of-things”;

◦	the increase in the electronic content of existing products, such as home appliances and medical equipment, smart phones and mobile personal computing devices;

•	the enhanced functionality, complexity and convergence of electronic devices that use state-of-the-art microprocessors;

•	alternative and renewable energy systems;

•	Electric vehicles and advanced driver assisted electronics; and,

•	the development of 5G infrastructure and connectivity.
We are organized into three reportable segments: Solid Capacitors, Film and Electrolytic, and MSA. Each segment is responsible for the operations of certain manufacturing sites as well as all related research and development efforts. The sales, marketing and corporate functions are shared by each of the segments.
The Company does not allocate corporate indirect selling, general and administrative (“SG&A”) or shared Research and development (“R&D”) expenses to the segments.

Recent Developments and Trends
The following items are reflected in the Condensed Consolidated Financial Statements for the three months ended June 30, 2019:
Restructuring
The Company has implemented restructuring plans, which include programs to increase competitiveness by removing excess capacity, relocating production to lower cost locations, and eliminating unnecessary costs throughout the Company. Significant restructuring plans in progress or recently completed as of June 30, 2019 are summarized below (amounts in thousands):

		Total expected to be incurred		Incurred during quarter ended June 30, 2019		Cumulative incurred to date
Restructuring Plan	Segment	Personnel Reduction Costs	Relocation & Exit Costs	Personnel Reduction Costs	Relocation & Exit Costs	Personnel Reduction Costs	Relocation & Exit Costs
Tantalum powder facility relocation (1)	Solid Capacitors	897	2,098	448	(552)	448	2,805
Axial electrolytic production relocation from Granna to Evora	Film and Electrolytic	673	3,964	673	1,308	673	3,603
Reorganization of MnO2 product line	Solid Capacitors	3,128	—	43	—	1,628	—
__________________
(1) The current quarter credit for manufacturing relocation and exit costs is due to the recovery of costs related to the sale of tantalum that has been reclaimed (“tantalum reclaim”) as part of the plant exit activities. Tantalum reclaim in future periods is expected to further reduce the cumulative incurred costs.
Outlook
For the second quarter of fiscal year 2020, we expect net sales to be within the $320.0 million to $330.0 million range, non-GAAP adjusted gross margin as a percentage of net sales is expected to be between 33.5% and 35.0%, non-GAAP SG&A expenses are expected to be between $43.0 million and $45.0 million, and R&D expenses are expected to be approximately $12.5 million to $13.5 million. Our global effective tax rate is expected to between 25.0% and 28.0%. We expect to spend in the range of $45.0 million to $55.0 million in capital expenditures for the second quarter of fiscal year 2020.
The Company has presented certain non-GAAP financial measures as projected for the second quarter of fiscal year 2020, including adjusted gross margin and adjusted SG&A expenses. A reconciliation of GAAP to non-GAAP adjusted gross margin and GAAP to non-GAAP SG&A expenses are not provided. The Company does not forecast GAAP gross margin and GAAP SG&A expenses as it cannot, without unreasonable effort, estimate or predict with certainty various components of each. These components include stock-based compensation expenses for GAAP gross margin and stock-based compensation expenses and ERP integration costs/IT transition costs for GAAP SG&A expenses. Further, in the future, other items with similar characteristics to those currently included in adjusted gross margin and adjusted SG&A expenses, that have a similar impact on the comparability of periods, and which are not known at this time, may exist and impact adjusted gross margin and adjusted SG&A expenses.

Condensed Consolidated Results of Operations
Consolidated Comparison of the Quarter Ended June 30, 2019 with the Quarter Ended June 30, 2018
The following table sets forth the Condensed Consolidated Statements of Operations for the periods indicated (amounts in thousands, except percentages):

	Three Months Ended June 30,
	2019	% to Total Sales	2018	% to Total Sales
Net sales	$345,242		$327,616
Gross margin	121,628	35.2%	94,821	28.9%
Selling, general and administrative expenses	47,885	13.9%	48,542	14.8%
Research and development	12,175	3.5%	10,688	3.3%
Restructuring charges	2,208	0.6%	(96)	n.m.
Gain (loss) on write down and disposal of long-lived assets	960	0.3%	511	0.2%
Operating income	58,400	16.9%	35,176	10.7%

Interest income	(809)	(0.2)%	(378)	(0.1)%
Interest expense	2,545	0.7%	7,036	2.1%
Other (income) expense, net	(726)	(0.2)%	(11,371)	(3.5)%
Income before income taxes and equity income (loss) from equity method investments	57,390	16.6%	39,889	12.2%
Income tax expense (benefit)	16,800	4.9%	4,600	1.4%
Income before equity income (loss) from equity method investments	40,590	11.8%	35,289	10.8%
Equity income (loss) from equity method investments	(250)	(0.1)%	(69)	n.m.
Net income	$40,340	11.7%	$35,220	10.8%
Net Sales
Net sales for the quarter ended June 30, 2019 of $345.2 million increased $17.6 million or 5.4% from $327.6 million for the quarter ended June 30, 2018. For the quarter ended June 30, 2019 as compared to the quarter ended June 30, 2018, Solid Capacitors net sales increased $34.4 million, Film and Electrolytic net sales decreased $8.2 million, and MSA net sales decreased $8.5 million.
The increase in Solid Capacitors net sales was primarily driven by a $36.3 million increase in Ceramics net sales. The increase in Ceramics nets sales resulted from a $24.5 million increase in distributor net sales across all regions, a $7.2 million increase in EMS net sales across all regions, and a $4.8 million increase in OEM net sales across the Americas, APAC, and EMEA regions. The increase in Solid Capacitors net sales was partially offset by a $1.9 million decrease in Tantalum net sales. The decrease in Tantalum net sales was due to an $9.8 million decrease in distributor net sales across the APAC and EMEA regions and a $0.9 million decrease in OEM net sales across the EMEA and JPKO regions. These decreases in Tantalum net sales were partially offset by a $4.3 million increase in EMS net sales across all regions, a $3.6 million increase in OEM sales across the Americas and APAC regions, and a $0.9 million increase in distributor net sales across the Americas and JPKO regions. Solid Capacitors net sales was negatively impacted by $2.7 million from foreign currency exchange due to the change in the value of the Euro compared to the U.S. dollar.
For Film and Electrolytic, the decrease in net sales was primarily driven by a $4.6 million decrease in distributor sales across the APAC and EMEA regions, a $4.0 million decrease in OEM net sales across the APAC, EMEA, and JPKO regions, and a $0.9 million decrease in EMS sales across the APAC and EMEA channels. The decrease in Film and Electrolytic net sales was partially offset by a $0.8 million increase in EMS net sales in the Americas region and a $0.3 million increase in distributor net sales across the Americas and JPKO regions. Film and Electrolytic net sales was unfavorably impacted by $2.2 million from foreign currency exchange due to the change in the value of the Euro compared to the U.S. dollar.
The decrease in MSA net sales was primarily driven by a $9.1 million decrease in OEM net sales across all regions and a $0.9 million decrease in distributor net sales in the APAC region. The decrease in MSA net sales was partially offset by a $0.9 million increase in distributor net sales across the Americas, EMEA, and JPKO regions and a $0.6 million increase in

EMS net sales in the APAC region. MSA net sales was favorably impacted by $0.1 million from foreign currency exchange due to the change in the value of the Japanese Yen compared to the U.S. dollar.
The following table reflects the percentage of net sales by region for the quarters ended June 30, 2019 and 2018:

	Three Months Ended June 30,
	2019	2018
APAC	37.0%	40.6%
EMEA	23.7%	22.8%
Americas	27.0%	22.0%
JPKO	12.3%	14.6%
	100.0%	100.0%
The following table reflects the percentage of net sales by channel for the quarters ended June 30, 2019 and 2018.

	Three Months Ended June 30,
	2019	2018
OEM	41.5%	45.5%
Distributor	42.9%	41.7%
EMS	15.6%	12.8%
	100.0%	100.0%
Gross Margin
Gross margin for the quarter ended June 30, 2019 of $121.6 million (35.2% of net sales) improved $26.8 million or 28.3% from $94.8 million (28.9% of net sales) for the quarter ended June 30, 2018, and gross margin as a percentage of net sales improved 630 basis points.
Solid Capacitors gross margin increased $32.4 million, or 40.6%, primarily due to continued variable margin improvement resulting from manufacturing process improvements, vertical integration, and ongoing restructuring activities, as well as an increase in net sales due to a favorable shift in product mix and sales channel. Price increases for certain products also contributed to the increase in net sales and gross margin.
Film and Electrolytic gross margin decreased $0.6 million, or 16.7%, due to a decrease in net sales.
MSA gross margin decreased $5.0 million, or 42.3%, primarily due to a decrease in net sales, as well as a shift in the product mix toward lower margin products.
Selling, General and Administrative Expenses
SG&A expenses of $47.9 million (13.9% of net sales) for the quarter ended June 30, 2019 decreased $0.7 million or 1.4% from $48.5 million (14.8% of net sales) for the quarter ended June 30, 2018. The decrease was mainly attributed to a $3.4 million decrease in payroll expenses, mainly due to a decrease in incentive compensation. Partially offsetting this decrease was a $2.1 million increase in professional fees and a $0.7 million increase in depreciation and amortization expense.
Research and Development
R&D expenses of $12.2 million (3.5% of net sales) for the quarter ended June 30, 2019 increased $1.5 million or 13.9% compared to $10.7 million (3.3% of net sales) for the quarter ended June 30, 2018. The increase was primarily related to a $0.9 million increase in payroll expenses and a $0.7 million increase in materials and supplies expenses.
Restructuring Charges
Restructuring charges of $2.2 million for the quarter ended June 30, 2019, increased $2.3 million compared to a credit of $0.1 million for the quarter ended June 30, 2018.
The Company incurred $2.2 million of restructuring charges in the quarter ended June 30, 2019 which consisted of $1.2 million in personnel reduction costs and $1.0 million in manufacturing relocation and exit costs.

The personnel reduction costs of $1.2 million were primarily due to $0.7 million in costs in the Film and Electrolytic segment related to severance charges resulting from the closing of the Granna, Sweden manufacturing plant as axial electrolytic production is being moved to the plant in Evora, Portugal and $0.5 million in costs in the Solid Capacitors segment related to severance charges resulting from the closing of the tantalum powder facility in Carson City, Nevada as tantalum powder production is moving to the plant in Matamoros, Mexico.
The manufacturing relocation and exit costs of $1.0 million primarily related to $1.3 million in costs resulting from the relocation of axial electrolytic production equipment from the Company's plant in Granna, Sweden to its plant in Evora, Portugal. Manufacturing relocation and exit costs were benefited by a $0.6 million credit from tantalum reclaim.
Operating Income
Operating income of $58.4 million for the quarter ended June 30, 2019 improved $23.2 million from operating income of $35.2 million for the quarter ended June 30, 2018. The improvement was primarily attributable to a $26.8 million improvement in gross margin and a $0.7 million decrease in SG&A expenses. These improvements to operating income were partially offset by a $2.3 million increase in restructuring charges, a $1.5 million increase in R&D expenses, and a $0.4 million increase in net loss on write down and disposal of long-lived assets.
Non-Operating (Income) Expense, Net
Non-operating expense, net was $1.0 million for the quarter ended June 30, 2019 compared to non-operating income, net of $4.7 million for the quarter ended June 30, 2018. The $5.7 million unfavorable change was primarily attributable to a reduction in income from foreign exchange adjustments of $7.2 million derived from currency fluctuations in the Thai Bhat, Chinese Yuan, British pound, Euro, and Mexican Peso, and a decrease in R&D grant reimbursements and grant income of $4.1 million. The unfavorable change was partially offset by $4.9 million in net interest expense savings due to reduced interest expense attributable to the Company's refinancing of its term loan in the third quarter of fiscal year 2019.
Income Taxes
Income tax expense of $16.8 million for the quarter ended June 30, 2019 increased $12.2 million compared to income tax expense of $4.6 million for the quarter ended June 30, 2018. Income tax expense of $16.8 million for the quarter ended June 30, 2019 was comprised of $5.7 million of income tax expense related to foreign operations, $11.0 million of federal income tax expense, and $0.1 million of state income tax expense.
Income tax expense of $4.6 million for the quarter ended June 30, 2018 was comprised of $4.7 million of income tax expense related to foreign operations, $0.2 million of federal income tax expense, and $0.3 million of state income tax benefit. The $4.7 million of income tax expense related to foreign operations included a $0.9 million benefit related to the settlement of an uncertain tax position.
The effective tax rates differ from income taxes recorded using a statutory rate largely due to the relative mix in earnings and losses in various tax jurisdictions and the usage of the net operating losses and reversal of associated valuation allowances previously recorded on the deferred tax assets.
Equity Income (Loss) from Equity Method Investments
Equity loss of $0.3 million for the quarter ended June 30, 2019 had an unfavorable change of $0.2 million compared to equity loss of $0.1 million for the quarter ended June 30, 2018. The change was primarily related to equity losses of $0.3 million and $0.1 million from Novasentis and KEMET Jianghai, respectively, for the quarter ended June 30, 2019.

Segment Comparison of the Quarter Ended June 30, 2019 with the Quarter Ended June 30, 2018
The following table reflects each segment’s net sales and operating income, for the quarters ended June 30, 2019 and 2018 (amounts in thousands):

	Three Months Ended June 30,
	2019	2018
Net sales:
Solid Capacitors	$248,207	$213,821
Film and Electrolytic	46,709	54,955
MSA	50,326	58,840
Total	$345,242	$327,616
Operating income (loss):
Solid Capacitors	$102,686	$69,665
Film and Electrolytic	(2,879)	1,067
MSA	3,658	6,055
Corporate	(45,065)	(41,611)
Total	$58,400	$35,176
Solid Capacitors
The following table sets forth net sales, operating income, and operating income as a percentage of net sales for our Solid Capacitors segment for the quarters ended June 30, 2019 and 2018 (amounts in thousands, except percentages):

	Three Months Ended June 30,
	2019		2018
	Amount	% to Net Sales	Amount	% to Net Sales
Tantalum product line net sales	$132,386		$134,313
Ceramic product line net sales	115,821		79,508
Solid Capacitors net sales	$248,207		$213,821
Solid Capacitors operating income	$102,686	41.4%	$69,665	32.6%
Net Sales
Solid Capacitors net sales of $248.2 million for the quarter ended June 30, 2019 increased $34.4 million or 16.1% from $213.8 million for the quarter ended June 30, 2018. The increase in net sales was primarily due to a $36.3 million increase in Ceramics net sales. The increase in Ceramics nets sales resulted from a $24.5 million increase in distributor net sales across all regions, a $7.2 million increase in EMS net sales across all regions, and a $4.8 million increase in OEM net sales across the Americas, APAC, and EMEA regions. The increase in Solid Capacitors net sales was partially offset by a $1.9 million decrease in Tantalum net sales. The decrease in Tantalum net sales was due to an $9.8 million decrease in distributor net sales across the APAC and EMEA regions and a $0.9 million decrease in OEM net sales across the EMEA and JPKO regions. These decreases in Tantalum net sales were partially offset by a $4.3 million increase in EMS net sales across all regions, a $3.6 million increase in OEM sales across the Americas and APAC regions, and a $0.9 million increase in distributor net sales across the Americas and JPKO regions. Solid Capacitors net sales was negatively impacted by $2.7 million from foreign currency exchange due to the change in the value of the Euro compared to the U.S. dollar.
Segment Operating Income
Segment operating income of $102.7 million for the quarter ended June 30, 2019 increased $33.0 million or 47.4% from $69.7 million in the quarter ended June 30, 2018. The increase in operating income was primarily a result of a $32.4 million increase in gross margin, which was driven by continued variable margin improvement resulting from manufacturing process improvements, vertical integration, and ongoing restructuring activities, as well as an increase in net sales due to a favorable shift in product mix and sales channel. Price increases for certain products also contributed to the increase in net sales and gross margin. Additionally, a $1.3 million decrease in SG&A expenses and a $0.1 million decrease in net loss on write down and disposal of long-lived assets contributed to the increase in operating income. Partially offsetting these improvements was a $0.7 million increase in R&D expenses and a $0.1 million increase in restructuring charges for the quarter ended June 30, 2019 compared to the quarter ended June 30, 2018.

Film and Electrolytic
The following table sets forth net sales, operating income, and operating income as a percentage of net sales for our Film and Electrolytic segment for the quarters ended June 30, 2019 and 2018 (amounts in thousands, except percentages):

	Three Months Ended June 30,
	2019		2018
	Amount	% to Net Sales	Amount	% to Net Sales
Net sales	$46,709		$54,955
Operating income (loss)	(2,879)	(6.2)%	1,067	1.9%
Net Sales
Film and Electrolytic net sales of $46.7 million for the quarter ended June 30, 2019 decreased $8.2 million or 15.0% from $55.0 million for the quarter ended June 30, 2018. The decrease in net sales was primarily driven by a $4.6 million decrease in distributor sales across the APAC and EMEA regions, a $4.0 million decrease in OEM net sales across the APAC, EMEA, and JPKO regions, and a $0.9 million decrease in EMS sales across the APAC and EMEA channels. The decrease in Film and Electrolytic net sales was partially offset by a $0.8 million increase in EMS net sales in the Americas region and a $0.3 million increase in distributor net sales across the Americas and JPKO regions. Film and Electrolytic net sales was unfavorably impacted by $2.2 million from foreign currency exchange due to the change in the value of the Euro compared to the U.S. dollar.
Segment Operating Income (Loss)
Segment operating loss of $2.9 million for the quarter ended June 30, 2019 worsened by approximately $3.9 million compared to operating income of $1.1 million in the quarter ended June 30, 2018. The decrease in operating income was a result of a $2.0 million increase in restructuring charges, a $0.9 million increase in net loss on write down and disposal of long-lived assets, a $0.6 million decrease in gross margin, and a $0.5 million increase in R&D expenses. The increase in restructuring charges mainly relates to the relocation of axial electrolytic production from the Granna plant to the Evora plant and the increase in net loss on write down and disposal of long-lived assets relates to $0.9 million impairment on the Granna property. The decrease in gross margin was due to a decrease in net sales. Partially offsetting these declines to operating income was a $0.1 million decrease in SG&A expenses during the quarter ended June 30, 2019 compared to the quarter ended June 30, 2018.
Electro-magnetic, Sensors & Actuators
The following table sets forth net sales, operating income, and operating income as a percentage of net sales for our MSA segment for the quarters ended June 30, 2019 and 2018 (amounts in thousands, except percentages).

	Three Months Ended June 30,
	2019		2018
	Amount	% to Net Sales	Amount	% to Net Sales
Net sales	$50,326		$58,840
Operating income	3,658	7.3%	6,055	10.3%
Net Sales
MSA net sales of $50.3 million for the quarter ended June 30, 2019 decreased $8.5 million or 14.5% from $58.8 million for the quarter ended June 30, 2018. The decrease in net sales was primarily due to a $9.1 million decrease in OEM net sales across all regions and a $0.9 million decrease in distributor net sales in the APAC region. The decrease in MSA net sales was partially offset by a $0.9 million increase in distributor net sales across the Americas, EMEA, and JPKO regions and a $0.6 million increase in EMS net sales in the APAC region. MSA net sales was favorably impacted by $0.1 million from foreign currency exchange due to the change in the value of the Japanese Yen compared to the U.S. dollar.

Segment Operating Income
Segment operating income of $3.7 million for the quarter ended June 30, 2019 decreased approximately $2.4 million from $6.1 million in the quarter ended June 30, 2018. The decrease in operating income was primarily a result of a $5.0 million decrease in gross margin, which was primarily driven by a decrease in net sales, as well as a shift in the product mix toward lower margin products. Partially offsetting this decline was a $2.5 million decrease in SG&A expenses and a $0.1 million decrease in R&D expenses.

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
TOKIN Term Loan Facility
On October 29, 2018, the Company entered into a JPY 33.0 billion Term Loan Agreement (the “TOKIN Term Loan Facility”) by and among TOKIN Corporation (“TOKIN”), the lenders party thereto (the “Lenders”) and Sumitomo Mitsui Trust Bank, Limited in its capacity as agent (the “Agent”), arranger and Lender. Funding for the TOKIN Term Loan Facility occurred on November 7, 2018. The proceeds, which were net of an arrangement fee withheld from the funding amount, were JPY 32.1 billion, or approximately $283.9 million using the exchange rate as of November 7, 2018.
The proceeds from the TOKIN Term Loan Facility were used by TOKIN to make intercompany loans (the “Intercompany Loans”) to the Company. The proceeds of the Intercompany loans, along with other cash on hand, were used to prepay in full the outstanding amounts under the Company’s previous term loan of $323.4 million and a prepayment premium of 1.0%, or $3.2 million.
The TOKIN Term Loan Facility consists of (i) a JPY 16.5 billion (approximately $146.0 million using the exchange rate as of November 7, 2018) Term Loan A tranche (the “Term Loan A”) and (ii) a JPY 16.5 billion (approximately $146.0 million using the exchange rate as of November 7, 2018) Term Loan B tranche (the “Term Loan B” and, together with the Term Loan A, collectively, the “Term Loans”). Principal payments under Term Loan A are required semi-annually, in the amount of JPY 1.4 billion (approximately $12.8 million using the exchange rate as of June 30, 2019), while the principal of Term Loan B is due in one payment at maturity. At each reporting period, the carrying value of the loan is translated from JPY to U.S. Dollars (“USD”) using the spot exchange rate as of the end of the reporting period. The carrying value of the TOKIN Term Loan Facility at June 30, 2019 was $284.6 million.
Interest payments are due semi-annually on the Term Loans, with the interest rate based on a margin over the six-month Japanese TIBOR. The applicable margin for Term Loan A is 2.00% and for Term Loan B is 2.25%. Japanese TIBOR at June 30, 2019 was 0.13%. Interest payable related to the TOKIN Term Loan Facility included in the line item “Accrued expenses” on the Condensed Consolidated Balance Sheets was $1.7 million as of June 30, 2019.
The Term Loans mature on September 30, 2024. KEMET and certain subsidiaries of TOKIN provided guarantees of the obligations under the Term Loans, which also are secured by certain assets, properties and equity interests of TOKIN and its material subsidiaries. The TOKIN Term Loan Facility contains customary covenants applicable to both the Company and to TOKIN, including maintenance of a consolidated leverage ratio, the absence of two consecutive years of consolidated operating losses and the maintenance of certain required levels of consolidated net assets. The TOKIN Term Loan Facility agreement also contains customary events of default. The Company may prepay the Term Loans at any time, subject to certain notice requirements and reimbursement of loan breakage costs.
Revolving Line of Credit
In connection with the closing of the TOKIN Term Loan Facility on October 29 2018, the Company entered into Amendment No. 10 to the Loan and Security Agreement, Waiver and Consent (the “Revolver Amendment”), by and among KEMET, KEMET Electronics Corporation (“KEC”), the other borrowers named therein, the financial institutions party thereto as lenders and Bank of America, N.A., a national banking association, as agent for the lenders. The Revolver Amendment provides the Company with, among other things, increased flexibility for certain restricted payments (including dividends), and also released certain pledges that allowed the Company to obtain the TOKIN Term Loan Facility in order to pay down in full previous term loan. The revolving line of credit has a facility amount of up to $75.0 million, which is based on factors including outstanding eligible accounts receivable, inventory, and equipment collateral.
As of June 30, 2019, there were no borrowings under the revolving line of credit, and the Company’s available borrowing capacity, which is based on factors including outstanding eligible accounts receivable, inventory and equipment collateral, under the Revolver Amendment was $62.5 million.

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
As of June 30, 2019, the Company has received a total of $26.0 million in Advances from these Customers. Since the debt is non-interest bearing, the Company has recorded debt discounts on the Advances. These discounts will be amortized over the expected life of the Advances through interest expense. The carrying value of this debt at June 30, 2019 was $20.9 million.
During the three months ended June 30, 2019, the Company had $7.7 million in capital expenditures related to the Customer Capacity Agreements. As of June 30, 2019, the Company had $2.6 million in cash that was restricted to be used to fund these Investments. Restricted cash is recorded within “Prepaid expenses and other current assets” in the Condensed Consolidated Balance Sheets
Derivatives
On November 7, 2018, the Company entered into two cross-currency swaps designated as fair value hedges in order to hedge the foreign currency risk on the Intercompany Loans. On May 28, 2019, these two cross currency swaps were replaced with new swaps that were designated as cash flow hedges to hedge the principal repayments on the Intercompany Loans. These new agreements are contracts to exchange floating-rate payments in JPY with fixed rate payments in USD. The swaps are intended to offset in the same period the remeasurement of the carrying value of the underlying foreign currency Intercompany Loans. The terms of these cross-currency swaps are as follows:

•
An amortizing cross-currency swap with an initial notional value of JPY 15.1 billion. The notional value is amortized by approximately JPY 1.4 billion every six months and matures on September 30, 2024. The Company receives interest in JPY on March 31 and September 30 of each year based on the JPY notional value and JPY Libor plus 2.00%. Interest payments are made in USD on March 31 and September 30 of each year based on the USD equivalent of the JPY notional value and a fixed rate of 4.88%.

•
A non-amortizing cross-currency swap with a notional value of JPY 16.5 billion maturing on September 30, 2024. The Company receives interest in JPY on March 31 and September 30 of each year based on the JPY notional value and JPY Libor plus 2.25%. Interest payments are made in USD on March 31 and September 30 of each year based on the USD equivalent of the JPY notional value and a fixed rate of 5.26%

On November 7, 2018, the Company entered into a cross-currency swap designated as a net investment hedge to hedge the JPY currency exposure of the Company's net investment in TOKIN. This agreement is a contract to exchange fixed-rate payments in one currency for fixed-rate payments in another currency. The terms of this cross-currency swap are as follows:

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

Short-Term Liquidity
Cash and cash equivalents as of June 30, 2019 of $217.3 million increased $9.4 million from $207.9 million as of March 31, 2019. Our net working capital (current assets less current liabilities) as of June 30, 2019 was $405.1 million compared to $363.6 million as of March 31, 2019. Cash and cash equivalents held by our foreign subsidiaries totaled $144.9 million and $139.6 million at June 30, 2019 and March 31, 2019, respectively, with the increase primarily driven by cash held in Singapore and China. Our operating income outside the U.S. is not deemed to be permanently reinvested in foreign jurisdictions. However, we currently do not intend nor foresee a need to repatriate cash and cash equivalents held by foreign subsidiaries. If these funds are needed for our operations in the U.S., we may be required to accrue U.S. withholding taxes on the distributed foreign earnings.
Based on our current operating plans, we believe domestic cash and cash equivalents, including expected cash generated from operations, are sufficient to fund our operating requirements for at least the next twelve months, including approximately $6.5 million in interest payments, $29.2 million in debt principal payments, $1.9 million in restructuring payments, and $11.6 million in anticipated cash dividends (subject to approval by the Board of Directors of the Company). As of June 30, 2019, our borrowing capacity, which is based on factors including outstanding eligible accounts receivable, inventory and equipment collateral, under the revolving line of credit was $62.5 million. The revolving line of credit expires on April 28, 2022.
Cash, cash equivalents, and restricted cash increased $12.0 million for the three months ended June 30, 2019, as compared to a decrease of $42.2 million during the three months ended June 30, 2018.
The following table provides a summary of cash flows for the periods presented (amounts in thousands):

	Quarters Ended June 30,
	2019	2018
Net cash provided by (used in) operating activities	$33,713	$(15,850)
Net cash provided by (used in) investing activities	(38,679)	(15,249)
Net cash provided by (used in) financing activities	15,780	(4,038)
Effect of foreign currency fluctuations on cash, cash equivalents, and restricted cash	1,150	(7,061)
Net increase (decrease) in cash, cash equivalents, and restricted cash	$11,964	$(42,198)
Operating
During the three months ended June 30, 2019, cash provided by operating activities totaled $33.7 million, compared to cash used in operating activities of $15.9 million during the three months ended June 30, 2018. During the three months ended June 30, 2019, cash provided by operating activities was positively impacted by net income. Operating cash flows were negatively impacted by the effects of a $26.3 million decrease in operating liabilities and a $15.6 million increase in operating assets.
During the three months ended June 30, 2018, cash used in operating activities was driven by a $49.3 million decrease in operating liabilities and a $24.5 million increase in operating assets. Operating cash flows were positively impacted by net income of $35.2 million.
Investing
During the three months ended June 30, 2019 and 2018, cash used in investing activities totaled $38.7 million and $15.2 million, respectively. During the three months ended June 30, 2019, cash used in investing activities included capital expenditures of $37.1 million, primarily related to expanding capacity at our manufacturing locations in Mexico, China, Thailand, and Japan, as well as information technology projects in the United States and Mexico. $7.7 million of the $37.1 million in capital expenditures were related to the Customer Capacity Agreements. Additionally, the Company made a contribution of $2.0 million to KEMET Jianghai. Partially offsetting these uses of cash was the receipt of $0.4 million in dividends.
During the three months ended June 30, 2018, cash used in investing activities included capital expenditures of $16.0 million, primarily related to expanding capacity at our manufacturing locations in Mexico, Portugal, China, Thailand, and Japan, as well as information technology projects in Simpsonville, South Carolina. Partially offsetting these uses of cash was the receipt of $0.8 million in dividends.

Financing
During the three months ended June 30, 2019 cash provided by financing activities totaled $15.8 million and during the three months ended June 30, 2018 cash used in financing activities totaled $4.0 million. During the three months ended June 30, 2019, the Company received $12.5 million in loan proceeds from customers related to the Customer Capacity Agreements. Additionally, the Company received $6.5 million upon the termination of the cross-currency swaps designated as fair value hedges. Partially offsetting these cash inflows was $2.9 million in dividend payments.
During the three months ended June 30, 2018, cash used in financing activities included a $4.3 million long-term debt repayment on the Company's term loan that was paid off during fiscal year 2019. Partially offsetting this use of cash was $0.3 million in proceeds from the exercise of stock options.
Commitments
With the exception of the items noted below, our commitments have not materially changed from those disclosed in the Company’s 2019 Form 10-K. An update to our contractual obligations is as follows (amounts in thousands):

		Payment Due by Period
Contractual obligations	Total	Year 1	Years 2 - 3	Years 4 - 5	More than 5 years
Debt obligations	$326,654	$29,225	$63,074	$63,621	$170,734
Anti-trust fines and settlements (1)	23,332	11,230	10,141	1,961	—
_________________
(1) In addition to amounts reflected in the table, an additional $2.9 million has been recorded in the line item "Accrued expenses," for which the timing of payment has not been determined.

Non-GAAP Financial Measures
To complement our Condensed Consolidated Statements of Operations and Cash Flows, we use non-GAAP financial measures of Adjusted gross margin, Adjusted operating income, Adjusted net income and Adjusted EBITDA. Management believes that Adjusted gross margin, Adjusted operating income, Adjusted net income, and Adjusted EBITDA are complements to GAAP amounts and such measures are useful to investors. The presentation of these non-GAAP measures is not meant to be considered in isolation or as an alternative to net income as an indicator of our performance, or, in the case of EBITDA, as an alternative to cash flows from operating activities as a measure of liquidity.
The following table provides a reconciliation from non-GAAP Adjusted Gross margin to GAAP Gross margin, the most directly comparable GAAP measure (amounts in thousands, except percentages):

	Three Months Ended June 30,
	2019	2018
Net sales	$345,242	$327,616
Cost of sales	223,614	232,795
Gross margin (GAAP)	$121,628	$94,821
Gross margin as a % of net sales	35.2%	28.9%
Non-GAAP adjustments:
Plant start-up costs	34	753
Stock-based compensation expense	874	589
Adjusted gross margin (non-GAAP)	$122,536	$96,163
Adjusted gross margin as a % of net sales	35.5%	29.4%
The following table provides a reconciliation from non-GAAP Adjusted Operating income to GAAP operating income, the most directly comparable GAAP measure (amounts in thousands):

	Three Months Ended June 30,
	2019	2018
Operating income (GAAP)	$58,400	$35,176
Non-GAAP adjustments:
Restructuring charges	2,208	(96)
ERP integration/IT transition costs	1,215	1,650
Stock-based compensation expense	2,725	4,060
Legal expenses/fines related to antitrust class actions	2,559	1,286
Plant start-up costs	34	753
(Gain) loss on write down and disposal of long-lived assets	960	511
Adjusted operating income (non-GAAP)	$68,101	$43,340

The following table provides reconciliation from non-GAAP Adjusted Net income to GAAP Net income, the most directly comparable GAAP measure (amounts in thousands):

	Three Months Ended June 30,
	2019	2018
Net income (GAAP)	$40,340	$35,220
Non-GAAP adjustments:
Restructuring charges	2,208	(96)
R&D grant reimbursements and grant income	(35)	(4,087)
ERP integration/IT transition costs	1,215	1,650
Stock-based compensation expense	2,725	4,060
Legal expenses/fines related to antitrust class actions	2,559	1,248
Net foreign exchange (gain) loss	(489)	(7,521)
Equity (income) loss from equity method investments	250	69
Plant start-up costs	34	753
(Gain) loss on write down and disposal of long-lived assets	960	511
Income tax effect of non-GAAP adjustments	(1,568)	451
Adjusted net income (non-GAAP)	$48,199	$32,258
The following table provides reconciliation from non-GAAP Adjusted EBITDA to GAAP Net income, the most directly comparable GAAP measure (amounts in thousands):

	Three Months Ended June 30,
	2019	2018
Net income (GAAP)	$40,340	$35,220
Non-GAAP adjustments:
Interest expense (income), net	1,736	6,658
Income tax expense (benefit)	16,800	4,600
Depreciation and amortization	14,259	13,096
EBITDA (non-GAAP)	73,135	59,574
Excluding the following items:
Restructuring charges	2,208	(96)
R&D grant reimbursements and grant income	(35)	(4,087)
ERP integration/IT transition costs	1,215	1,650
Stock-based compensation expense	2,725	4,060
Legal expenses/fines related to antitrust class actions	2,559	1,248
Net foreign exchange (gain) loss	(489)	(7,521)
Equity (income) loss from equity method investments	250	69
Plant start-up costs	34	753
(Gain) loss on write down and disposal of long-lived assets	960	511
Adjusted EBITDA (non-GAAP)	$82,562	$56,161
Adjusted gross margin represents net sales less cost of sales excluding adjustments which are outlined in the quantitative reconciliation provided above. Management uses Adjusted gross margin to facilitate our analysis and understanding of our business operations by excluding the items outlined in the quantitative reconciliation provided above which might otherwise make comparisons of our ongoing business with prior periods more difficult and obscure trends in ongoing operations. The Company believes that Adjusted gross margin is useful to investors because it provides a supplemental way to understand the underlying operating performance of the Company. Adjusted gross margin should not be considered as an alternative to gross margin or any other performance measure derived in accordance with GAAP.
Adjusted operating income represents operating income, excluding adjustments which are outlined in the quantitative reconciliation provided above. We use Adjusted operating income to facilitate our analysis and understanding of our business operations by excluding the items outlined in the quantitative reconciliation provided above which might otherwise make comparisons of our ongoing business with prior periods more difficult and obscure trends in ongoing operations. The Company believes that Adjusted operating income is useful to investors to provide a supplemental way to understand our underlying operating performance and monitor and understand changes in our ability to generate income from ongoing business operations. Adjusted operating income should not be considered as an alternative to operating income or any other performance measure derived in accordance with GAAP.
Adjusted net income represents net income, excluding adjustments which are outlined in the quantitative reconciliation provided above. We use Adjusted net income to evaluate our operating performance by excluding the items outlined in the quantitative reconciliation provided above which might otherwise make comparisons of our ongoing business with prior periods more difficult and obscure trends in ongoing operations. The Company believes that Adjusted net income is useful to investors because it provides a supplemental way to understand the underlying operating performance of the Company and allows investors to monitor and understand changes in our ability to generate income from ongoing business operations. Adjusted net income should not be considered as an alternative to net income, operating income or any other performance measures derived in accordance with GAAP.
Adjusted EBITDA represents net income before income tax expense, interest expense, net, and depreciation and amortization expense, excluding adjustments which are outlined in the quantitative reconciliation provided above. We present Adjusted EBITDA as a supplemental measure of our performance and ability to service debt. We also present Adjusted EBITDA because we believe this measure is frequently used by securities analysts, investors, and other interested parties in the evaluation of companies in our industry.
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
In evaluating Adjusted EBITDA, one should be aware that in the future we may incur expenses similar to the adjustments noted above. Our presentation of Adjusted EBITDA should not be construed as an inference that our future results will be unaffected by these types of adjustments. Adjusted EBITDA is not a measurement of our financial performance under GAAP and should not be considered as an alternative to net income, operating income, or any other performance measures derived in accordance with GAAP or as an alternative to cash flow from operating activities as a measure of our liquidity.
Our Adjusted EBITDA measure has limitations as an analytical tool, and should not be considered in isolation or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are:

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
Because of these limitations, Adjusted EBITDA should not be considered as a measure of discretionary cash available to us to invest in the growth of our business or as a measure of cash that will be available to us to meet our obligations. You should compensate for these limitations by relying primarily on our GAAP results and using Adjusted EBITDA only supplementarily.
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

Impact of Recently Issued Accounting Standards
See Note 1, “Basis of Financial Statement Presentation," in the Notes to the Condensed Consolidated Financial Statements for a discussion of recent accounting pronouncements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Foreign Currency Exchange Rate Risk
During fiscal year 2019, we entered into cross-currency swaps to hedge the foreign currency risk on Intercompany Loans and to hedge the JPY currency exposure of the Company's net investment in TOKIN. We use these derivative financial instruments primarily to reduce our exposure to adverse fluctuations in foreign currency exchange rates. We do not enter into derivative financial instruments for speculative purposes and our derivative positions are used to reduce risk by hedging an underlying economic exposure. Because of the high correlation between the hedging instrument and the underlying exposure, fluctuations in the value of the instruments are generally offset by reciprocal changes in the value of the underlying exposure. In the first quarter of fiscal year 2020, we terminated our fair value hedges and subsequently entered into two cash flow hedges to limit our exposure to fluctuations in foreign currency exchange rates. Other than the foregoing, there have been no material changes to our market risks as disclosed in our Annual Report on Form 10-K for the year ended March 31, 2019 filed with the SEC on May 30, 2019.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of June 30, 2019, the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, has performed an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) in ensuring that information required to be disclosed by the Company in its reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding continued disclosure. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2019 (the end of the period covered by this Quarterly Report on Form 10-Q), due to a material weakness in internal controls over financial reporting, as further described in our 2019 Annual Report on Form 10-K filed with the SEC on May 30, 2019.
Notwithstanding the material weakness discussed above, the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, has concluded that the Company's Financial Statements included in this Form 10-Q present fairly, in all material respects, the financial condition, results of operations, and cash flows for the periods presented in this report on Form 10-Q in accordance with GAAP.
Remediation Plan
Management is in the process of remediating this material weakness and has engaged an independent third-party to assist with the evaluation of the internal controls pertaining to the initiation and recording of net sales and accounts receivable. We intend to implement new, and refine existing controls, as well as provide additional training and improve our documentation as it pertains to the initiation and recording of net sales and accounts receivable. We will continue to work to remediate these deficiencies prior to the end of fiscal year 2020. However, the deficiencies will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that the controls are operating effectively.

Changes in Internal Control over Financial Reporting
The Company implemented new internal controls for the adoption of the new lease standard that became effective in the first quarter of fiscal year 2020.
Other than those changes described in the immediately preceding paragraph, there has been no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended June 30, 2019 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings
“Item 3. Legal Proceedings” of our 2019 Form 10-K includes a discussion of our legal proceedings. Except as described below, there have been no material changes from the Company’s legal proceedings described in our 2019 Form 10-K.
As previously reported, KEMET and KEC, along with more than 20 other capacitor manufacturers and subsidiaries (including TOKIN, as described below), are defendants in a purported antitrust class action complaint, In re: Capacitors Antitrust Litigation, No. 3:14-cv-03264-JD, filed on December 4, 2014 with the United States District Court, Northern District of California (the “U.S. Class Action Complaint”). The complaint alleges a violation of Section 1 of the Sherman Act, for which it seeks injunctive and equitable relief and money damages. The discovery phase has closed. Briefing on dispositive motions will be completed in August 2019. Trial is currently scheduled to begin in February 2020.
In addition, KEMET, KEC, TOKIN, and TOKIN America, along with more than 20 other capacitor manufacturers and subsidiaries, had been named as defendants in two suits by plaintiffs who had chosen not to participate in the U.S. Class Action Complaint: AASI Beneficiaries’ Trust v. AVX Corporation, et al., filed on August 29, 2016 in the United States District Court, Southern District of Florida, and Benchmark Electronics, Inc., et al. v. AVX Corporation, et al., filed on April 18, 2017 in the United States District Court, Southern District of Texas (the “AASI and Benchmark Complaints”). The AASI and Benchmark complaints alleged generally the same violations as the U.S. Class Action Complaint. On May 24, 2019, TOKIN and TOKIN America Inc. entered into a definitive settlement agreement with the plaintiffs of the AASI and Benchmark Complaints, by which TOKIN agreed to pay $0.95 million in consideration of the release of TOKIN and its direct and indirect parents, subsidiaries and affiliates from any and all claims asserted in the AASI and Benchmark Complaints. TOKIN paid the settlement amount on June 20, 2019. On July 18, 2019, the AASI and Benchmark Complaints against KEMET, KEC, TOKIN, and TOKIN America were dismissed.
On December 9, 2015, the Taiwan Fair Trade Commission (“TFTC”) publicly announced that TOKIN would be fined 1.2 billion New Taiwan dollars (“NTD”) (approximately USD $39.2 million) for violations of the Taiwan Fair Trade Act. Subsequently, the TFTC has reduced the fine to NTD 609.1 million (approximately USD $19.6 million). In February 2016, TOKIN commenced an administrative suit in Taiwan, challenging the validity of the amount of the fine. On August 23, 2018, the Taipei High Administrative Court revoked the TFTC decision, finding that the decision had been time-barred by applicable statute. On September 21, 2018, the TFTC filed an appeal against the High Administrative Court's decision. Payment of the TFTC fine is not stayed during the administrative appeals; TOKIN has made installment payments of the fine aggregating to approximately NTD 182.7 million (approximately $5.9 million) as of June 30, 2019.
As of June 30, 2019, the Company's accrual for TOKIN antitrust and civil litigation claims totaled $26.3 million. This amount includes the best estimate of losses which may result from the ongoing antitrust investigations, civil litigation and claims. However, the actual outcomes could differ from what has been accrued.
Item 1A. Risk Factors
There have been no material changes in our risk factors from those disclosed in Part I, Item 1A Risk Factors, of the Company’s 2019 Annual Report.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
We did not sell any of our equity securities during the three months ended June 30, 2019 that were not registered under the Securities Act of 1933, as amended.
Repurchase of Equity Securities
The following table provides information relating to our purchase of shares of our common stock during the quarter ended June 30, 2019:

Periods	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Programs	(d) Maximum Number of Shares That May Yet be Purchased Under the Programs
April 1 to April 30, 2019	178	$17.99	—	—
May 1 to May 31, 2019	77,674	18.15	—	—
June 1 to June 30, 2019	—	—	—	—
Total for Quarter Ended June 30, 2019	77,852	$18.15	—	—
________________
(1) Represents shares withheld by the Company upon vesting of RSUs to pay taxes due. The Company does not currently have a publicly announced share repurchase plan or program.
Restrictions on Paying Dividends
The Revolver Amendment includes certain restrictions on our ability to pay dividends or make other payments or distributions on our capital stock.
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
Exhibit 101
The following financial information from KEMET Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations for the three-month periods ended June 30, 2019 and 2018, (ii) Condensed Consolidated Balance Sheets at June 30, 2019 and March 31, 2019, (iii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three-month periods ended June 30, 2019 and 2018, (iv) Condensed Consolidated Statements of Cash Flows for the three-month periods ended June 30, 2019, and 2018, and (v) the Notes to Condensed Consolidated Financial Statements.

Exhibit 104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	August 1, 2019
KEMET Corporation

	By:	/s/ GREGORY C. THOMPSON
Gregory C. Thompson
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)
(Duly Authorized Officer)