Form 10-Q
period 2019-09-30
KEMET CORP
filed 2019-11-12
CIK 887730

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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

The number of shares outstanding of the registrant’s common stock, par value $0.01 per share, as of November 8, 2019 was 58,093,171.

KEMET CORPORATION AND SUBSIDIARIES
Form 10-Q for the Quarter ended September 30, 2019

PART I - FINANCIAL INFORMATION
Item 1 - Financial Statements

KEMET CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Amounts in thousands, except per share data)
(Unaudited)

	September 30, 2019	March 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$192,702	$207,918
Accounts receivable, net	163,398	154,059
Inventories, net	268,220	241,129
Prepaid expenses and other current assets	48,571	38,947
Total current assets	672,891	642,053
Property, plant and equipment, net of accumulated depreciation of $891,155 and $880,451 as of September 30, 2019 and March 31, 2019, respectively	527,887	495,280
Goodwill	40,294	40,294
Intangible assets, net	56,358	53,749
Equity method investments	13,673	12,925
Deferred income taxes	45,027	57,024
Other assets	45,595	16,770
Total assets	$1,401,725	$1,318,095

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$29,164	$28,430
Accounts payable	137,263	153,287
Accrued expenses	143,977	93,761
Income taxes payable	2,265	2,995
Total current liabilities	312,669	278,473
Long-term debt	276,429	266,041
Other non-current obligations	148,835	125,360
Deferred income taxes	12,875	8,806
Total liabilities	750,808	678,680
Stockholders’ equity:
Preferred stock, par value $0.01, authorized 10,000 shares, none issued	—	—
Common stock, par value $0.01, authorized 175,000 shares, issued 58,067 and 57,822 shares at September 30, 2019 and March 31, 2019, respectively	581	578
Additional paid-in capital	470,937	465,366
Retained earnings	223,472	204,195
Accumulated other comprehensive income (loss)	(44,073)	(30,724)
Total stockholders’ equity	650,917	639,415
Total liabilities and stockholders’ equity	$1,401,725	$1,318,095

 See accompanying notes to the unaudited condensed consolidated financial statements.

KEMET CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Amounts in thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Net sales	$327,397	$349,233	$672,639	$676,849
Operating costs and expenses:
Cost of sales	213,727	235,668	437,341	468,463
Selling, general and administrative expenses	49,327	52,258	97,212	100,800
Research and development	12,274	10,995	24,449	21,683
Restructuring charges	2,920	—	5,128	(96)
(Gain) loss on write down and disposal of long-lived assets	59	312	1,019	823
Total operating costs and expenses	278,307	299,233	565,149	591,673
Operating income	49,090	50,000	107,490	85,176
Non-operating (income) expense
Interest income	(812)	(375)	(1,621)	(753)
Interest expense	2,751	7,287	5,296	14,323
Antitrust class action settlements and regulatory costs	63,098	4,320	63,098	4,282
Other (income) expense, net	(1,915)	(309)	(2,641)	(11,642)
Income (loss) before income taxes and equity income (loss) from equity method investments	(14,032)	39,077	43,358	78,966
Income tax expense	1,700	2,000	18,500	6,600
Income (loss) before equity income (loss) from equity method investments	(15,732)	37,077	24,858	72,366
Equity income (loss) from equity method investments	472	64	222	(5)
Net income (loss)	$(15,260)	$37,141	$25,080	$72,361

Net income (loss) per basic share	$(0.26)	$0.64	$0.43	$1.26
Net income (loss) per diluted share	$(0.26)	$0.63	$0.42	$1.22

Weighted-average shares outstanding:
Basic	58,528	57,799	58,440	57,570
Diluted	58,528	59,197	59,175	59,119

See accompanying notes to the unaudited condensed consolidated financial statements.

KEMET CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Amounts in thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Net income (loss)	$(15,260)	$37,141	$25,080	$72,361
Other comprehensive income (loss), net of tax:
Foreign currency translation gains (losses)	(7,966)	(3,149)	(4,787)	(27,352)
Defined benefit pension plans	162	248	326	287
Defined benefit post-retirement plan adjustments	(37)	(39)	(74)	(78)
Equity interest in investee's other comprehensive income (loss)	—	(6)	—	(17)
Cash flow hedges	(4,153)	5,188	(10,151)	750
Excluded component of fair value hedges	45	—	1,337	—
Other comprehensive income (loss)	(11,949)	2,242	(13,349)	(26,410)
Total comprehensive income (loss)	$(27,209)	$39,383	$11,731	$45,951

See accompanying notes to the unaudited condensed consolidated financial statements.

KEMET CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Amounts in thousands)(Unaudited)

	Six Months Ended September 30,
Operating activities:	2019	2018
Net income	$25,080	$72,361
Adjustments to reconcile net income to net cash provided by (used in) operating activities, net of effect of acquisitions:
Depreciation and amortization	29,376	25,642
Equity (income) loss from equity method investments	(222)	5
Non-cash debt and financing costs	1,914	635
Stock-based compensation expense	6,871	8,477
(Gain) loss on write down and disposal of long-lived assets	1,019	823
Pension and other post-retirement benefits	2,663	2,549
Change in deferred income taxes	16,505	578
Change in operating assets	(46,220)	(19,956)
Change in operating liabilities	15,212	(58,049)
Other	(528)	(66)
Net cash provided by (used in) operating activities	51,670	32,999
Investing activities:
Capital expenditures	(73,351)	(40,478)
Net investment hedge settlement	4,536	—
Acquisitions, net of cash received	(1,294)	—
Proceeds from dividend	433	776
Contributions to equity method investments	(2,000)	(1,000)
Net cash provided by (used in) investing activities	(71,676)	(40,702)
Financing activities:
Payments of long-term debt	(13,149)	(8,625)
Proceeds from long term debt	21,540	510
Proceeds from termination of derivative instruments	6,476	—
Cash flow hedge settlement	(2,839)	—
Principal payments on finance leases	(745)	—
Proceeds from exercise of stock options	118	471
Payment of dividends	(5,803)	—
Net cash provided by (used in) financing activities	5,598	(7,644)
Net increase (decrease) in cash, cash equivalents and restricted cash	(14,408)	(15,347)
Effect of foreign currency fluctuations on cash, cash equivalents and restricted cash	(252)	(8,452)
Cash, cash equivalents, and restricted cash, at beginning of fiscal period	207,918	286,846
Cash, cash equivalents, and restricted cash, at end of fiscal period	193,258	263,047
Less: Restricted cash at end of period	556	—
Cash and cash equivalents at end of period	$192,702	$263,047

See accompanying notes to the unaudited condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1. Basis of Financial Statement Presentation
The Condensed Consolidated Financial Statements contained herein are unaudited and have been prepared from the books and records of KEMET Corporation and its subsidiaries (“KEMET” or the “Company”). In the opinion of management, the Condensed Consolidated Financial Statements reflect all adjustments, consisting only of normal recurring adjustments unless otherwise disclosed, necessary for a fair presentation of the results for the interim periods. The Condensed Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-Q, and therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with U.S. generally accepted accounting principles (“GAAP”). Although the Company believes the disclosures are adequate to make the information presented not misleading, these Condensed Consolidated Financial Statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended March 31, 2019 (the “Company’s 2019 Annual Report”).
The accompanying Condensed Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiaries. In consolidation, all intercompany amounts and transactions have been eliminated. Net sales and operating results for the three and six months ended September 30, 2019 are not necessarily indicative of the results to be expected for the full year.
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
Under ASC 842, the Company determines if an arrangement contains a lease at inception based on whether or not the Company has the right to control the asset during the contract period and other facts and circumstances. The Company has elected to not allocate the contract consideration for operating lease contracts with lease and non-lease components, and instead to account for the lease and non-lease components as a single lease component. Operating lease ROU assets represent the Company's right to use an underlying asset for the lease term and lease liabilities represent the Company's obligation to make lease payments arising from the lease, both of which are recognized based on the present value of the future minimum lease payments over the lease term at the commencement date. The operating lease ROU asset also includes any lease prepayments, net of lease incentives.
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
ROU assets and the short-term and long-term lease liabilities from operating leases are included in “Other assets,” “Accrued expenses,” and “Other non-current obligations,” respectively, in the Condensed Consolidated Balance Sheet. The Company's accounting for finance leases (formerly referred to as capital leases prior to the adoption of ASC 842) remains substantially unchanged. Finance leases are not material to the Company's Condensed Consolidated Financial Statements. Refer to Note 15, Leases, for additional information regarding the Company's leases and related transition adjustments.
Capitalized Software and Hosting Arrangements
In August 2018, the Financial Accounting Standards Board issued ASU No. 2018-15. The amendment aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The Company early adopted the amendment in the first quarter of fiscal year 2020 and is applying the ASU prospectively to implementation costs incurred after April 1, 2019.
As of September 30, 2019, the Company had $4.5 million of capitalized implementation costs related to hosting arrangements, net of amortization. These capitalized implementation costs are amortized on a straight-line basis over the expected terms of the hosting arrangements and are amortized in the same line item in the Condensed Consolidated Statements of Operations as the expense for fees for the associated hosting arrangements.
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
The Company sells its products to distributors, original equipment manufacturers (“OEM”), and electronic manufacturing services providers (“EMS”), and the sales price may include adjustments for sales discounts, price adjustments, and sales allowances. The Company has elected the practical expedient under ASC 606-10-10-4 and evaluates these sales-related adjustments on a portfolio basis. The principle forms of these adjustments include:

•	Inventory price protection and ship-from stock and debit (“SFSD”) programs,

•	Distributor rights of returns,

•	Sales allowances, and

•	Limited assurance warranties.
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
The Company provides a limited assurance warranty on products that meet certain specifications to select customers. The warranty coverage period is generally limited to one year for United States based customers and a length of time commensurate with regulatory requirements or industry practice outside the United States. A warranty cannot be purchased by the customer separately and, as a result, product warranties are not considered to be separate performance obligations. The Company’s liability under these warranties is generally limited to a replacement of the product or refund of the purchase price of the product. Warranty costs were not material for the three and six months ended September 30, 2019 and 2018.
Shipping and handling costs are included in cost of sales.
Disaggregation of Revenue
Refer to Note 9, “Reportable Segment and Geographic Information” for revenue disaggregated by primary geographical market, sales channel, and major product line.
Contract assets
The Company recognizes an asset from the costs incurred to fulfill a contract if those costs directly relate to an existing or anticipated contract or specific business opportunity, if the costs enhance resources that will be used in satisfying performance obligations in the future, and the costs are expected to be recovered through subsequent sale of product to the customer. The Company has determined that certain direct labor, materials, and allocations of overhead incurred within research and development activities meet the requirements to be capitalized. As most of the Company's contracts and customer specific business opportunities do not include a stated term, the Company amortizes these capitalized costs over the expected product life cycle, which is consistent with the estimated transfer of goods to the customer. Capitalized contract costs were $1.7 million and $1.6 million at September 30, 2019 and March 31, 2019, respectively. Capitalized contracts costs are recorded on the Condensed Consolidated Balance Sheets in the line item, “Other assets.” Amortization expense related to the contract costs was $0.1 million and $0.3 million for the three and six months ended September 30, 2019 respectively, and $0.2 million and $0.4 million for the three and six months ended September 30, 2018, respectively. There was no impairment loss in relation to the costs capitalized for the three and six months ended September 30, 2019 and 2018. Amortization expense related to contract assets is recorded on the Condensed Consolidated Statements of Operations in the line item "Cost of sales."
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

•	Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Assets and liabilities measured at fair value on a recurring basis as of September 30, 2019 and March 31, 2019 are as follows (amounts in thousands):

	Carrying Value September 30,	Fair Value September 30,	Fair Value Measurement Using			Carrying Value March 31,	Fair Value March 31,	Fair Value Measurement Using
	2019	2019	Level 1	Level 2 (3)	Level 3	2019	2019	Level 1	Level 2 (3)	Level 3
Assets (Liabilities):
Money markets (1)(2)	$47,736	$47,736	$47,736	$—	$—	$60,687	$60,687	$60,687	$—	$—
Derivative assets	—	—	—	—	—	5,141	5,141		5,141
Derivative liabilities	(6,591)	(6,591)	—	(6,591)	—	—	—	—	—	—
Total debt	(305,593)	(314,108)	—	(314,108)	—	(294,471)	(303,170)	—	(303,170)	—
___________________
(1) Included in the line item “Cash and cash equivalents” on the Condensed Consolidated Balance Sheets.
(2) Certificates of Deposit of $18.7 million and $32.2 million that mature in three months or less are included within the balance as of September 30, 2019 and March 31, 2019, respectively.
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
The largest deferred tax asset consists of net operating loss carryforwards (“NOL”). The measurement of NOLs requires careful evaluation of prior transactions in the Company's stock, and the application of judgment and interpretation on both the nature of the holder and the underlying transaction resulting in changes to the holders. Based on management's evaluation, there has not been a historical change in control that would have limited the availability of NOL carryforwards. The Company periodically evaluates its NOLs and other net deferred tax assets based on an assessment of historical performance, ability to forecast future events, and the likelihood that the Company will realize the benefits through future taxable income. The Company makes certain estimates and judgments in the calculation for the provision for income taxes, in the resulting tax liabilities, and in the recoverability of deferred tax assets. Valuation allowances are recorded to reduce the net deferred tax assets to the amount that is more likely than not to be realized. It is reasonably possible that upon examination, tax authorities could propose adjustments to prior positions based on differences in judgments and interpretations, which could result in a significant increase to the Company's unrecognized tax liability balance if adjustments were to be assessed.
For interim reporting purposes, the Company records income taxes based on the expected annual effective income tax rate, taking into consideration global forecasted tax results and the effect of discrete tax events. All deferred tax assets are reported as noncurrent in the Condensed Consolidated Balance Sheets.
Inventories
Inventories are stated at the lower of cost or net realizable value. The components of inventories are as follows (amounts in thousands):

	September 30, 2019	March 31, 2019
Raw materials and supplies	$107,743	$97,119
Work in process	89,267	71,374
Finished goods	91,072	88,175
Subtotal	288,082	256,668
Inventory reserves	(19,862)	(15,539)
Inventories, net	$268,220	$241,129

Recently Issued Accounting Pronouncements
There are currently no accounting standards that have been issued that will have a significant impact on the Company’s financial position, results of operations, or cash flows upon adoption.
Note 2. Acquisitions
Novasentis Inc. ("Novasentis")
On July 1, 2019, the Company acquired the remaining 72.1% interest in Novasentis for a preliminary purchase price of $2.7 million. Prior to July 2019, the Company owned 27.9% of Novasentis, a leading developer of film-based haptic actuators, and accounted for its investment using the equity method of accounting.
We believe Novasentis' haptic actuator technology that we have acquired will provide unique flexibility, which will enable it to be incorporated into a wide variety of wearables and virtual/augmented reality applications to provide a variety of tactile sensations.
Note 3. Debt
A summary of debt is as follows (amounts in thousands):

	September 30, 2019	March 31, 2019
TOKIN Term Loan Facility (1)	$271,733	$276,808
Customer Advances (2)	27,604	11,270
Other (3)	6,256	6,393
Total debt	305,593	294,471
Current maturities	(29,164)	(28,430)
Total long-term debt	$276,429	$266,041
_________________
(1) Amount shown is net of discount, bank issuance costs, and other indirect issuance costs of $8.4 million and $8.7 million at September 30, 2019 and March 31, 2019, respectively.
(2) Amount shown is net of discount of $7.3 million and $2.1 million at September 30, 2019, and March 31, 2019, respectively.
(3) Amounts are shown net of discounts of $0.5 million and $0.6 million at September 30, 2019 and March 31, 2019, respectively.
The line item “Interest expense” on the Condensed Consolidated Statements of Operations for the three and six months ended September 30, 2019 and 2018, consists of the following (amounts in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2019	2018	2019	2018
Contractual interest expense	$1,791	$6,896	$3,531	$13,741
Capitalized interest	(108)	(56)	(213)	(120)
Amortization of debt issuance costs	99	93	226	209
Amortization of debt (premium) discount	921	299	1,688	397
Imputed interest on acquisition-related obligations	—	14	—	29
Interest expense on finance leases	48	41	64	67
Total interest expense	$2,751	$7,287	$5,296	$14,323

TOKIN Term Loan Facility
On October 29, 2018, the Company entered into a JPY 33.0 billion Term Loan Agreement (the “TOKIN Term Loan Facility”) by and among TOKIN Corporation (“TOKIN”), the lenders party thereto (the “Lenders”) and Sumitomo Mitsui Trust Bank, Limited in its capacity as agent (the “Agent”), arranger and Lender. Funding for the TOKIN Term Loan Facility occurred on November 7, 2018. The proceeds, which were net of an arrangement fee withheld from the funding amount, were JPY 32.1 billion, or approximately $283.9 million using the exchange rate as of November 7, 2018. Net of the arrangement fee, bank issuance costs, and other indirect issuance costs, the Company's net proceeds from the TOKIN Term Loan Facility were $281.8 million.
The proceeds from the TOKIN Term Loan Facility were used by TOKIN to make intercompany loans (the “Intercompany Loans”) to the Company. The proceeds of the Intercompany Loans, along with other cash on hand, were used by the Company to prepay in full the outstanding amounts under the Company's previous term loan of $323.4 million and a prepayment premium of 1.0%, or $3.2 million.
The TOKIN Term Loan Facility consists of (i) a JPY 16.5 billion (approximately $146.0 million using the exchange rate as of November 7, 2018) Term Loan A tranche (the “Term Loan A”) and (ii) a JPY 16.5 billion (approximately $146.0 million using the exchange rate as of November 7, 2018) Term Loan B tranche (the “Term Loan B” and, together with the Term Loan A, collectively, the “Term Loans”). Principal payments under Term Loan A are required semi-annually, in the amount of JPY 1.4 billion (approximately $12.7 million using the exchange rate as of September 30, 2019), while the principal of Term Loan B is due in one payment at maturity. At each reporting period, the carrying value of the loan is translated from Japanese Yen to U.S. Dollars using the spot exchange rate as of the end of the reporting period.
Interest payments are due semi-annually on the Term Loans, with the interest rate based on a margin over the six-month Japanese TIBOR. The applicable margin for Term Loan A is 2.00% and for Term Loan B is 2.25%. Japanese TIBOR at September 30, 2019 was 0.13%.
The Term Loans mature on September 30, 2024. KEMET Corporation and certain subsidiaries of TOKIN provided guarantees of the obligations under the Term Loans, which also are secured by certain assets, properties and equity interests of TOKIN and its material subsidiaries. The Term Loans contain customary covenants applicable to both the Company and to TOKIN, including maintenance of a consolidated leverage ratio, the absence of two consecutive years of consolidated operating losses and the maintenance of certain required levels of consolidated net assets. The TOKIN Term Loan Facility agreement also contains customary events of default. The Company may prepay the Term Loans at any time, subject to certain notice requirements and reimbursement of loan breakage costs.
Revolving Line of Credit
In connection with the closing of the TOKIN Term Loan Facility on October 29, 2018, the Company entered into Amendment No. 10 to the Loan and Security Agreement, Waiver and Consent (the “Revolver Amendment”), by and among KEMET Corporation, KEMET Electronics Corporation (“KEC”), the other borrowers named therein, the financial institutions party thereto as lenders and Bank of America, N.A., a national banking association, as agent for the lenders. The Revolver Amendment provides the Company with, among other things, increased flexibility for certain restricted payments (including dividends), and also released certain pledges that allowed the Company to obtain the TOKIN Term Loan Facility in order to pay in full the Company's prior term loan. The revolving line of credit has a facility amount of up to $75.0 million, which is based on factors including outstanding eligible accounts receivable, inventory, and equipment collateral. There were no borrowings under the revolving line of credit during the quarter ended September 30, 2019, and the Company’s available borrowing capacity under the revolving line of credit was $60.1 million as of September 30, 2019.
Customer Advances
In September, November, and February of fiscal year 2019, the Company entered into three agreements with different customers (the “Customers”) pursuant to which the Customers agreed to make advances (collectively, the “Advances”) to the Company in an aggregate amount of up to $72.0 million (collectively, the “Customer Capacity Agreements”). The Company is using these Advances to fund the purchase of production equipment and to make other investments and improvements in its business and operations (the “Investments”) to increase overall capacity to produce various electronic components of the type and part as may be sold by the Company to the Customers from time to time. The Company retains all rights to the production equipment purchased with the funds from the Advances. The Advances from the Customers are being made in quarterly installments over an expected period of 18 to 24 months from the effective date of the respective Customer Capacity Agreements.
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
As of September 30, 2019, the Company has received a total of $35.0 million in Advances. Since the debt is non-interest bearing, the Company has recorded debt discounts on the Advances. These discounts will be amortized over the expected life of the Advances through interest expense. During the six months ended September 30, 2019, the Company had $19.9 million in capital expenditures related to the Customer Capacity Agreements.

As of September 30, 2019, the Company had $0.6 million in cash that was restricted to be used to fund these Investments. Restricted cash is recorded within “Prepaid expenses and other current assets” in the Condensed Consolidated Balance Sheets.
Other Debt
In January 2017, KEMET Electronics Portugal, S.A. (“KEP”), a wholly owned subsidiary, entered into a program with the Portuguese government where KEP is eligible to receive interest free loans if purchases of fixed assets meet certain approved terms within the program. In January 2017, KEP received the first part of an interest free loan in the amount of EUR 2.2 million (or $2.5 million). In July 2017, KEP received the second part of the loan in the amount of EUR 0.3 million (or $0.3 million). The loan has a maturity date of February 1, 2025. The loan is being repaid through semi-annual payments on August 1 and February 1 of each year. Repayments started in August 2019 and are in the amount of EUR 0.2 million (or $0.2 million).
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
TOKIN has a short term borrowing pursuant to an agreement with The 77 Bank Limited, located in Japan, in the amount of 350.0 million Yen (or $3.2 million), at an interest rate of 0.53% (Japanese TIBOR plus 40 basis points). The loan was originally due in September 2019 and was extended to September 2020. The loan agreement automatically renews for successive one year periods if both parties choose not to terminate or modify it.
Note 4. Goodwill and Intangible Assets
The following table highlights the Company’s intangible assets (amounts in thousands):

	September 30, 2019			March 31, 2019
	Carrying Amount	Accumulated Amortization	Net Amount	Carrying Amount	Accumulated Amortization	Net Amount
Indefinite Lived Intangible Assets:
Trademarks	$15,356	$—	$15,356	$15,151	$—	$15,151
In-process research and development (1)	3,279	—	3,279	—	—	—
Total indefinite lived intangibles	18,635	—	18,635	15,151	—	15,151
Amortizing Intangibles:
Patents and acquired technology (3 - 18 years)	27,755	(12,847)	14,908	26,662	(12,046)	14,616
Customer relationships (10 - 21 years)	38,073	(15,258)	22,815	37,850	(13,868)	23,982
Other	205	(205)	—	214	(214)	—
Total amortizing intangibles	66,033	(28,310)	37,723	64,726	(26,128)	38,598
Total intangible assets	$84,668	$(28,310)	$56,358	$79,877	$(26,128)	$53,749
_________________
(1) In-process research and development relates to haptic actuator products under development and expected to be commercialized in the future. In-process research and development was capitalized upon the acquisition of Novasentis. Refer to Note 2, “Acquisitions” for more details on the Novasentis acquisition.
For the three months ended September 30, 2019 and 2018, amortization related to intangibles was $1.2 million and $1.1 million, respectively, consisting of amortization related to patents and acquired technology of $0.4 million each period and amortization related to customer relationships of $0.8 million each period. For the six months ended September 30, 2019 and 2018, amortization related to intangibles was $2.3 million, consisting of amortization related to patents and acquired technology of $0.8 million and $0.7 million, respectively, and amortization related to customer relationships of $1.5 million and $1.6 million, respectively.
The weighted-average useful life for patents and acquired technology was 15.3 years and 15.8 years as of September 30, 2019 and March 31, 2019, respectively, and 12.2 years and 12.3 years for customer relationships as of September 30, 2019 and March 31, 2019, respectively. Estimated amortization of intangible assets for each of the next five fiscal years is $4.9 million, and thereafter, amortization will total $13.4 million. Estimated amortization of patents and acquired technology for each of the next five fiscal years is $1.8 million, and thereafter, amortization will total $6.0 million. Estimated amortization of customer relationships for each of the next five fiscal years is $3.1 million, and thereafter, amortization will total $7.4 million.
There were no changes to the carrying amount of goodwill during the three months ended September 30, 2019. The Company’s goodwill balance was $40.3 million at September 30, 2019 and March 31, 2019.
Note 5. Restructuring Charges
The Company has implemented restructuring plans, which include programs to increase competitiveness by removing excess capacity, relocating production to lower cost locations, and eliminating unnecessary costs throughout the Company. Significant restructuring plans in progress as of September 30, 2019 are summarized below (amounts in thousands):

		Total expected to be incurred		Incurred during quarter ended September 30, 2019		Cumulative incurred to date
Restructuring Plan	Segment	Personnel Reduction Costs	Relocation & Exit Costs	Personnel Reduction Costs	Relocation & Exit Costs	Personnel Reduction Costs	Relocation & Exit Costs
Tantalum powder facility relocation (1)	Solid Capacitors	$897	$2,098	$118	$55	$566	$2,860
Axial electrolytic production relocation from Granna to Evora	Film and Electrolytic	729	4,242	46	638	719	4,242
MnO2 product line headcount reduction	Solid Capacitors	2,948	—	1,320	—	2,948	—
 __________________
(1) Total expected relocation and exit costs is less than cumulative relocation and exit costs incurred to date due to the expected recovery of costs related to the sale of tantalum that is expected to be reclaimed (“tantalum reclaim”) as part of the plant exit activities.
A summary of the expenses aggregated in the Condensed Consolidated Statements of Operations line item “Restructuring charges” in the three and six months ended September 30, 2019 and 2018, is as follows (amounts in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2019	2018	2019	2018
Personnel reduction costs	$2,396	$—	$3,625	$(84)
Relocation and exit costs	524	—	1,503	(12)
Restructuring charges	$2,920	$—	$5,128	$(96)

Three Months Ended September 30, 2019
The Company incurred $2.9 million in restructuring charges in the three months ended September 30, 2019 comprised of $2.4 million in personnel reduction costs and $0.5 million in relocation and exit costs.
The personnel reduction costs of $2.4 million were primarily due to $1.3 million in severance charges related to headcount reductions in the Solid Capacitors reportable segment due to a decline in MnO2 sales, $0.7 million in corporate severance charges related to headcount reductions in TOKIN Japan, and $0.2 million in severance charges related to personnel reductions resulting from a reorganization of Film and Electrolytic's management structure.
The relocation and exit costs of $0.5 million primarily related to $0.6 million in costs resulting from the relocation of axial electrolytic production equipment from the Company's plant in Granna, Sweden to its plant in Evora, Portugal.
Six Months Ended September 30, 2019
The Company incurred $5.1 million in restructuring charges in the six months ended September 30, 2019 comprised of $3.6 million in personnel reduction costs and $1.5 million in relocation and exit costs.
The personnel reduction costs of $3.6 million were primarily due to $1.4 million in severance charges related to headcount reductions in the Solid Capacitors reportable segment due to a decline in MnO2 sales, $0.7 million in severance charges resulting from the closing of the Granna, Sweden manufacturing plant as axial electrolytic production was moved to the plant in Evora, Portugal, $0.7 million in corporate severance charges related to headcount reductions in TOKIN Japan, $0.6 million in severance charges resulting from the closing of the tantalum powder facility in Carson City, Nevada, and

$0.2 million in severance costs related to personnel reductions resulting from a reorganization of Film and Electrolytic's management structure.
The relocation and exit costs of $1.5 million primarily related to $1.9 million in costs resulting from the relocation of axial electrolytic production equipment from the Company's plant in Granna, Sweden to its plant in Evora, Portugal. Relocation and exit costs were benefited by a $0.5 million credit from tantalum reclaim.
Reconciliation of Restructuring Liability
A reconciliation of the beginning and ending liability balances for restructuring charges included in the line items “Accrued expenses” and “Other non-current obligations” on the Condensed Consolidated Balance Sheets for the three and six months ended September 30, 2019 and 2018 is as follows (amounts in thousands):

	Three Months Ended September 30, 2019		Three Months Ended September 30, 2018
	Personnel Reductions	Relocation and Exit Costs	Personnel Reductions	Relocation and Exit Costs
Beginning of period	$1,789	$325	$4,170	$317
Costs charged to expense	2,396	524	—	—
Costs paid or settled	(2,661)	(523)	(1,313)	—
Change in foreign exchange	(9)	(1)	(20)	(7)
End of period	$1,515	$325	$2,837	$310

	Six Months Ended September 30, 2019		Six Months Ended September 30, 2018
	Personnel Reductions	Relocation and Exit Costs	Personnel Reductions	Relocation and Exit Costs
Beginning of period	$1,865	$316	$9,629	$330
Costs charged to expense	3,625	1,503	(79)	—
Costs paid or settled	(3,976)	(1,502)	(6,449)	—
Change in foreign exchange	1	8	(264)	(20)
End of period	$1,515	$325	$2,837	$310

Note 6. Comprehensive Income (Loss) and Accumulated Other Comprehensive Income
Changes in Accumulated Other Comprehensive Income (“AOCI”) for the three and six months ended September 30, 2019 and 2018 include the following components (amounts in thousands):

	Foreign Currency Translation, net of Tax (1)	Post-Retirement Benefit Plan Adjustments, net of Tax	Defined Benefit Pension Plans, net of Tax (2)	Ownership Share of Equity Method Investees’ Other Comprehensive Income (Loss), net of Tax	Cash Flow Hedges, net of Tax	Excluded Component of Fair Value Hedges, net of Tax	Net Accumulated Other Comprehensive Income (Loss)
Balance at June 30, 2019	$(11,171)	$756	$(15,594)	$274	$(5,432)	$(957)	$(32,124)
Other comprehensive income (loss) before reclassifications (3) (4)	(5,340)	—	—	—	(5,918)	—	(11,258)
Amounts reclassified out of AOCI	(2,626)	(37)	162	—	1,765	45	(691)
Other comprehensive income (loss)	(7,966)	(37)	162	—	(4,153)	45	(11,949)
Balance at September 30, 2019	$(19,137)	$719	$(15,432)	$274	$(9,585)	$(912)	$(44,073)

	Foreign Currency Translation, net of Tax (1)	Post-Retirement Benefit Plan Adjustments, net of Tax	Defined Benefit Pension Plans, net of Tax (2)	Ownership Share of Equity Method Investees’ Other Comprehensive Income (Loss), net of Tax	Cash Flow Hedges, net of Tax	Excluded Component of Fair Value Hedges, net of Tax	Net Accumulated Other Comprehensive Income (Loss)
Balance at June 30, 2018	$(14,488)	$840	$(14,792)	$274	$(3,284)	$—	$(31,450)
Other comprehensive income (loss) before reclassifications	(3,149)	—	—	(6)	4,099	—	944
Amounts reclassified out of AOCI	—	(39)	248	—	1,089	—	1,298
Other comprehensive income (loss)	(3,149)	(39)	248	(6)	5,188	—	2,242
Balance at September 30, 2018	$(17,637)	$801	$(14,544)	$268	$1,904	$—	$(29,208)

	Foreign Currency Translation, net of Tax (1)	Post-Retirement Benefit Plan Adjustments, net of Tax	Defined Benefit Pension Plans, net of Tax (2)	Ownership Share of Equity Method Investees’ Other Comprehensive Income (Loss), net of Tax	Cash Flow Hedges, net of Tax	Excluded Component of Fair Value Hedges, net of tax	Net Accumulated Other Comprehensive Income (Loss)
Balance at March 31, 2019	$(14,350)	$793	$(15,758)	$274	$566	$(2,249)	$(30,724)
Other comprehensive income (loss) before reclassifications (3) (4)	494	—	—	—	(7,622)	(346)	(7,474)
Amounts reclassified out of AOCI	(5,281)	(74)	326	—	(2,529)	1,683	(5,875)
Other comprehensive income (loss)	(4,787)	(74)	326	—	(10,151)	1,337	(13,349)
Balance at September 30, 2019	$(19,137)	$719	$(15,432)	$274	$(9,585)	$(912)	$(44,073)

	Foreign Currency Translation, net of Tax (1)	Post-Retirement Benefit Plan Adjustments, net of Tax	Defined Benefit Pension Plans, net of Tax (2)	Ownership Share of Equity Method Investees’ Other Comprehensive Income (Loss), net of Tax	Cash Flow Hedges, net of Tax	Excluded Component of Fair Value Hedges, net of Tax	Net Accumulated Other Comprehensive Income (Loss)
Balance at March 31, 2018	$9,715	$879	$(14,831)	$285	$1,154	$—	$(2,798)
Other comprehensive income (loss) before reclassifications	(27,352)	—	—	(17)	304	—	(27,065)
Amounts reclassified out of AOCI	—	(78)	287	—	446	—	655
Other comprehensive income (loss)	(27,352)	(78)	287	(17)	750	—	(26,410)
Balance at September 30, 2018	$(17,637)	$801	$(14,544)	$268	$1,904	$—	$(29,208)
_________________
(1) Due primarily to the Company’s valuation allowance on deferred tax assets, there were no significant deferred tax effects associated with the cumulative currency translation gains and losses during the three and six months ended September 30, 2019 and 2018.
(2) Ending balance is net of tax of $2.4 million and $2.2 million as of September 30, 2019 and 2018, respectively.
(3) Foreign currency translation, net of tax for the three and six months ended September 30, 2019 includes gains of $4.6 million and $2.6 million, respectively, related to a derivative instrument accounted for as a net investment hedge. Refer to Note 14, Derivatives, for further information.
(4) Cash flow hedges, net of tax for the three and six months ended September 30, 2019 includes losses of $4.4 million and $11.4 million which were excluded from the assessment of hedge effectiveness.

Note 7. Changes in Stockholders' Equity
Changes in Stockholders' Equity for the three and six months ended September 30, 2019 and 2018 include the following components (amounts in thousands):

	Shares Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at June 30, 2019	58,018	$580	$466,704	$241,635	$(32,124)	$676,795
Net income (loss)	—	—	—	(15,260)	—	(15,260)
Other comprehensive income (loss)	—	—	—	—	(11,949)	(11,949)
Cash dividends ($0.05 per share)	—	—	—	(2,903)	—	(2,903)
Issuance of shares	49	1	87	—	—	88
Stock-based compensation	—	—	4,146	—	—	4,146
Balance at September 30, 2019	58,067	$581	$470,937	$223,472	$(44,073)	$650,917

	Shares Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at June 30, 2018	57,347	$573	$461,261	$38,590	$(31,450)	$468,974
Net income	—	—	—	37,141	—	37,141
Other comprehensive income (loss)	—	—	—	—	2,242	2,242
Issuance of shares	89	1	(204)	—	—	(203)
Stock-based compensation	—	—	4,417	—	—	4,417
Balance at September 30, 2018	57,436	$574	$465,474	$75,731	$(29,208)	$512,571

	Shares Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at March 31, 2019	57,822	$578	$465,366	$204,195	$(30,724)	$639,415
Net income	—	—	—	25,080	—	25,080
Other comprehensive income (loss)	—	—	—	—	(13,349)	(13,349)
Cash dividends ($0.10 per share)	—	—	—	(5,803)	—	(5,803)
Issuance of shares	245	3	(1,300)	—	—	(1,297)
Stock-based compensation	—	—	6,871	—	—	6,871
Balance at September 30, 2019	58,067	$581	$470,937	$223,472	$(44,073)	$650,917

	Shares Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at March 31, 2018	56,641	$566	$462,737	$3,370	$(2,798)	$463,875
Net income	—	—	—	72,361	—	72,361
Other comprehensive income (loss)	—	—	—	—	(26,410)	(26,410)
Issuance of shares	795	8	(5,740)	—	—	(5,732)
Stock-based compensation	—	—	8,477	—	—	8,477
Balance at September 30, 2018	57,436	$574	$465,474	$75,731	$(29,208)	$512,571

Note 8. Equity Method Investments
The following table provides a reconciliation of equity method investments to the Company's Condensed Consolidated Balance Sheets (amounts in thousands):

	September 30, 2019	March 31, 2019
Nippon Yttrium Co., Ltd ("NYC")	$8,115	$8,215
NT Sales Co., Ltd ("NTS")	1,350	1,218
Novasentis	—	977
KEMET Jianghai Electronics Components Co., Ltd (“KEMET Jianghai”)	4,208	2,515
	$13,673	$12,925

Under the equity method, the Company's share of profits and losses and impairment charges on investments in affiliates are included in “Equity income (loss) from equity method investments” in the Condensed Consolidated Statements of Operations.
TOKIN's Joint Ventures - NYC and NTS
NYC was established in 1966 by TOKIN (previously Tohoku Metal Industries Co., Ltd.) and Mitsui Mining and Smelting Co., Ltd. NYC was established to commercialize yttrium oxides and the Company owns 30% of NYC's stock. The carrying amount of the Company's equity investment in NYC was $8.1 million and $8.2 million as of September 30, 2019 and March 31, 2019, respectively.
NTS was established in 2004 by TOKIN, however subsequent to its formation, TOKIN sold 67% of its stock. NTS provides world-class electronic devices by utilizing global procurement networks and the Company owns 33% of NTS' stock. During the quarter ended September 30, 2019, a significant portion of NTS' sales were TOKIN’s products. The carrying amount of the Company's equity investment in NTS was $1.4 million and $1.2 million as of September 30, 2019 and March 31, 2019, respectively.
Summarized transactions between KEMET and NTS were as follows (amounts in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2019	2018	2019	2018
KEMET's sales to NTS	$13,151	$12,389	$24,580	$24,597
NTS' sales to KEMET	303	383	607	771
Novasentis
During fiscal year 2018, KEMET invested in Novasentis, a leading developer of film-based haptic actuators and accounted for its investment using the equity method of accounting. In July 2019, the Company purchased the remaining ownership interests in Novasentis and it became a wholly owned subsidiary. Refer to Note 2, “Acquisitions” for further information. The carrying amount of the Company's equity investment in Novasentis was $1.0 million as of March 31, 2019.
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
The Company's initial capital contribution to KEMET Jianghai was made during the second quarter of fiscal year 2019, and the Company accounts for its investment using the equity method due to the related nature of operations and its ability to influence the joint venture's decisions. As of September 30, 2019 and March 31, 2019, the carrying amount of the Company's equity investment in KEMET Jianghai was $4.2 million and $2.5 million, respectively.

Note 9. Reportable Segment and Geographic Information
The Company is organized into three reportable segments: Solid Capacitors, Film and Electrolytic, and Electro-magnetic, Sensors & Actuators (“MSA”) based primarily on product lines.
The reportable segments are responsible for their respective manufacturing sites as well as their research and development (“R&D”) efforts. The Company does not allocate corporate indirect selling, general and administrative or shared R&D expenses to the segments.
Solid Capacitors
Solid Capacitors operates in ten manufacturing sites in the United States, Mexico and Asia, and operates innovation centers in the United States and Japan. Solid Capacitors primarily produces tantalum (polymer, aluminum, and MnO2) and ceramic capacitors, which are sold globally. Solid Capacitors also produces tantalum powder used in the production of tantalum capacitors.
Film and Electrolytic
Film and Electrolytic operates in eight manufacturing sites throughout Europe and Asia, and maintains product innovation centers in Italy, Portugal, and Sweden. Film and Electrolytic primarily produces film, paper, and wet aluminum electrolytic capacitors, which are sold globally. In addition, the Film and Electrolytic reportable segment designs and produces electromagnetic interference filters.
MSA
MSA operates in four sites throughout Asia and operates a product innovation center in Japan. MSA primarily produces electro-magnetic compatible materials and devices, piezo materials and actuators, and various types of sensors, which are sold globally.
In the following tables, revenue is disaggregated by primary geographical market, sales channel, and major product lines. The tables also include reconciliations of the disaggregated revenue with the reportable segments for the three and six months ended September 30, 2019 and 2018 (amounts in thousands):

	Three Months Ended September 30, 2019
	Solid Capacitors	Film and Electrolytic	MSA	Total

Primary geographical markets
Asia and the Pacific Rim ("APAC")	$107,538	$11,283	$13,907	$132,728
Europe, the Middle East, and Africa ("EMEA")	45,786	23,091	786	69,663
North and South America ("Americas")	69,766	7,155	2,783	79,704
Japan and Korea ("JPKO")	10,543	275	34,484	45,302
	$233,633	$41,804	$51,960	$327,397

Sales channel
OEM	$79,936	$16,396	$48,727	$145,059
Distributor	109,277	18,960	2,559	130,796
EMS	44,420	6,448	674	51,542
	$233,633	$41,804	$51,960	$327,397

Major product lines
Tantalum	$125,106	$—	$—	$125,106
Ceramics	108,527	—	—	108,527
Film and Electrolytic	—	41,804	—	41,804
MSA	—	—	51,960	51,960
	$233,633	$41,804	$51,960	$327,397

	Three Months Ended September 30, 2018
	Solid Capacitors	Film and Electrolytic	MSA	Total

Primary geographical markets
APAC	$106,535	$12,709	$19,144	$138,388
EMEA	46,073	30,831	828	77,732
Americas	73,345	6,844	2,100	82,289
JPKO	9,520	244	41,060	50,824
	$235,473	$50,628	$63,132	$349,233

Sales channel
OEM	$74,550	$20,095	$59,387	$154,032
Distributor	116,947	24,762	2,707	144,416
EMS	43,976	5,771	1,038	50,785
	$235,473	$50,628	$63,132	$349,233

Major product lines
Tantalum	$148,054	$—	$—	$148,054
Ceramics	87,419	—	—	87,419
Film and Electrolytic	—	50,628	—	50,628
MSA	—	—	63,132	63,132
	$235,473	$50,628	$63,132	$349,233

	Six Months Ended September 30, 2019
	Solid Capacitors	Film and Electrolytic	MSA	Total

Primary geographical markets
APAC	$210,837	$22,227	$27,428	$260,492
EMEA	98,869	50,883	1,617	151,369
Americas	152,595	14,950	5,509	173,054
JPKO	19,539	453	67,732	87,724
	$481,840	$88,513	$102,286	$672,639

Sales channel
OEM	$157,640	$34,923	$95,699	$288,262
Distributor	232,505	41,287	5,123	278,915
EMS	91,695	12,303	1,464	105,462
	$481,840	$88,513	$102,286	$672,639

Major product lines
Tantalum	$257,492	$—	$—	$257,492
Ceramics	224,348	—	—	224,348
Film and Electrolytic	—	88,513	—	88,513
MSA	—	—	102,286	102,286
	$481,840	$88,513	$102,286	$672,639

	Six Months Ended September 30, 2018
	Solid Capacitors	Film and Electrolytic	MSA	Total

Primary geographical markets
APAC	$206,907	$28,297	$36,143	$271,347
EMEA	87,538	63,439	1,403	152,380
Americas	136,449	13,493	4,498	154,440
JPKO	18,400	354	79,928	98,682
	$449,294	$105,583	$121,972	$676,849

Sales channel
OEM	$144,938	$42,536	$115,487	$302,961
Distributor	224,580	51,330	5,192	281,102
EMS	79,776	11,717	1,293	92,786
	$449,294	$105,583	$121,972	$676,849

Major product lines
Tantalum	$282,367	$—	$—	$282,367
Ceramics	166,927	—	—	166,927
Film and Electrolytic	—	105,583	—	105,583
MSA	—	—	121,972	121,972
	$449,294	$105,583	$121,972	$676,849

The following table reflects each segment’s operating income (loss), depreciation and amortization expenses, and restructuring charges for the three and six months ended September 30, 2019 and 2018 (amounts in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2019	2018	2019	2018
Operating income (loss):
Solid Capacitors	$93,376	$84,686	$196,062	$154,351
Film and Electrolytic	(1,072)	4,236	(3,951)	5,303
MSA	4,435	7,132	8,093	13,187
Corporate	(47,649)	(46,054)	(92,714)	(87,665)
	$49,090	$50,000	$107,490	$85,176
Depreciation and amortization expense:
Solid Capacitors	$7,967	$7,353	$15,759	$14,535
Film and Electrolytic	2,246	2,198	4,537	4,818
MSA	1,948	1,153	3,458	2,657
Corporate	2,956	1,841	5,622	3,632
	$15,117	$12,545	$29,376	$25,642
Restructuring charges:
Solid Capacitors	$1,493	$—	$1,614	$(18)
Film and Electrolytic	867	—	2,915	1
MSA	170	—	170	—
Corporate	390	—	429	(79)
	$2,920	$—	$5,128	$(96)

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
The balance sheet classifications and carrying amounts of the Company's pension and other post-retirement benefit plans at September 30, 2019 and March 31, 2019 consist of the following (amounts in thousands):

	Pension		Other Benefits
	September 30, 2019	March 31, 2019	September 30, 2019	March 31, 2019
Prepaid expenses and other current assets	$949	$670	$—	$—
Accrued expenses	(2,758)	(2,753)	(50)	(50)
Other non-current obligations	(82,723)	(82,455)	(245)	(262)
Net amount recognized, end of period	$(84,532)	$(84,538)	$(295)	$(312)

The components of net periodic benefit (income) costs relating to the Company’s pension and other post-retirement benefit plans for the three months ended September 30, 2019 and 2018 are as follows (amounts in thousands):

	Pension		Other Benefits
	Three Months Ended September 30,		Three Months Ended September 30,
	2019	2018	2019	2018
Net service cost	$1,245	$1,233	$—	$—
Interest cost	462	478	2	3
Expected return on net assets	(482)	(531)	—	—
Amortization:
Actuarial (gain) loss	113	107	(37)	(39)
Prior service cost	21	23	—	—
Total net periodic benefit cost (credit)	$1,359	$1,310	$(35)	$(36)

The components of net periodic benefit (income) costs relating to the Company’s pension and other post-retirement benefit plans for the six months ended September 30, 2019 and 2018 are as follows (amounts in thousands):

	Pension		Other Benefits
	Six Months Ended September 30,		Six Months Ended September 30,
	2019	2018	2019	2018
Net service cost	$2,495	$2,466	$—	$—
Interest cost	924	956	5	6
Expected return on net assets	(955)	(1,062)	—	—
Amortization:
Actuarial (gain) loss	226	214	(74)	(77)
Prior service cost	42	46	—	—
Total net periodic benefit cost (credit)	$2,732	$2,620	$(69)	$(71)
All of the amounts in the tables above, other than net service cost, were recorded in the line item "Other (income) expense, net" in our Condensed Consolidated Statements of Operations. In fiscal year 2020, the Company expects to contribute up to $5.1 million to the pension plans, $2.6 million of which has been contributed as of September 30, 2019. For the postretirement benefit plan, the Company’s policy is to pay benefits as costs are incurred.

Note 11. Stock-Based Compensation
As of September 30, 2019, the KEMET Corporation Omnibus Incentive Plan (the “Incentive Plan”) is the only plan utilized by the Company to issue equity-based awards to executives and key employees.
The Incentive Plan has authorized, in the aggregate, the grant of up to 12.2 million shares of the Company’s Common Stock, comprised of 11.4 million shares under the Incentive Plan and 0.8 million shares remaining from prior plans and authorizes the Company to provide equity-based compensation in the form of the following:

•	stock options, including incentive stock options, entitling the optionee to favorable tax treatment under Section 422 of the Code (the Internal Revenue Code);

•	stock appreciation rights;

•	restricted stock and restricted stock units (“RSUs”);

•	other share-based awards; and

•	performance awards.
Except as described below, options issued under these plans vest within one to three years and expire ten years from the grant date.
Restricted Stock Units (“RSUs”) and Long-term Incentive Plans (“LTIP”)
Time-based RSUs vest over three years, except for RSUs granted to non-employee members of the Board of Directors (the “Board”), which vest immediately. The Company grants RSUs to members of the Board, the Chief Executive Officer and key members of management. Once vested and settled, RSUs are converted into stock. For members of the Board and key members of management, such stock cannot be sold until 90 days after termination of service with the Company, or until the individual achieves the targeted ownership under the Company’s stock ownership guidelines, and then only to the extent that such ownership level exceeds the target. Compensation expense is recognized over the respective vesting periods.
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
On May 18, 2019, the Company granted RSUs under the 2020/2021 LTIP with a grant date fair value of $18.15 per share that vest as follows (amounts in thousands):

Shares
May 18, 2020	66
May 18, 2021	140
May 18, 2022	142
Total RSUs granted (1)	348
 __________________
(1) RSUs granted include time-based and performance-based RSUs. Therefore, the granted performance-based RSUs included above are an estimate based upon current performance expectations. The final number of RSUs granted depends on the achievement of performance metrics.
The following is the vesting schedule of RSUs under each respective LTIP, that vested during the six months ended September 30, 2019 (shares in thousands):

	2019/2020	2018/2019	2017/2018
Time-based award vested	53	58	156
Performance-based award vested	—	—	—

RSU activity, including performance-based and time-based LTIP activity, for the six months ended September 30, 2019 is as follows (amounts in thousands except fair value):

	Shares	Weighted- average Fair Value on Grant Date
Non-vested RSUs at March 31, 2019	1,415	$15.19
Granted	409	18.39
Vested	(365)	10.87
Forfeited	(10)	15.73
Non-vested RSUs at September 30, 2019	1,449	$17.18

The expense associated with stock-based compensation for the three months ended September 30, 2019 and 2018 is recorded on the Condensed Consolidated Statements of Operations as follows (amounts in thousands):

	Three Months Ended September 30, 2019			Three Months Ended September 30, 2018
	Stock Options	RSUs	LTIPs	Stock Options	RSUs	LTIPs
Cost of sales	$—	$495	$487	$—	$351	$335
Selling, general and administrative expenses	—	2,175	872	—	2,807	840
Research and development	—	35	82	—	17	67
Total	$—	$2,705	$1,441	$—	$3,175	$1,242

The expense associated with stock-based compensation for the six months ended September 30, 2019 and 2018 is recorded on the Condensed Consolidated Statements of Operations as follows (amounts in thousands):

	Six Months Ended September 30, 2019			Six Months Ended September 30, 2018
	Stock Options	Restricted Stock	LTIPs	Stock Options	Restricted Stock	LTIPs
Cost of sales	$—	$985	$871	$—	$701	$574
Selling, general and administrative expenses	—	3,179	1,603	—	5,688	1,361
Research and development	—	70	163	—	32	121
Total	$—	$4,234	$2,637	$—	$6,421	$2,056

In the “Operating activities” section of the Condensed Consolidated Statements of Cash Flows, stock-based compensation expense was treated as an adjustment to net income for the six months ended September 30, 2019, and 2018. There were 27,667 stock options exercised in the six months ended September 30, 2019 and 71,300 stock options were exercised in the six months ended September 30, 2018.
Note 12. Income Taxes
During the three months ended September 30, 2019, the Company recognized $1.7 million of income tax expense, comprised of $3.0 million of income tax expense related to foreign operations, $1.5 million of federal income tax benefit, and $0.2 million of state income tax expense. During the six months ended September 30, 2019, the Company recognized $18.5 million of income tax expense, comprised of $8.7 million of income tax expense related to foreign operations, $9.5 million of federal income tax expense, and $0.3 million of state income tax expense.
During the three months ended September 30, 2018, the Company recognized $2.0 million of income tax expense, solely comprised of $2.0 million of income tax expense related to foreign operations. The $2.0 million of income tax expense related to foreign operations included a $1.2 million benefit related to the final settlement of an uncertain tax position. During the six months ended September 30, 2018, the Company recognized $6.6 million of income tax expense, comprised of $6.7 million of income tax expense related to foreign operations and $0.2 million of federal income tax expense, offset by $0.3 million of state income tax benefit. The $6.7 million of income tax expense related to foreign operations included a $0.3 million expense related to the settlement of an uncertain tax position.
The effective tax rates differ from income taxes recorded using a statutory rate largely due to the impact of certain nondeductible items, the relative mix in earnings and losses in various tax jurisdictions, the usage of the net operating losses, and reversal of associated valuation allowances previously recorded on the deferred tax assets.

Note 13. Basic and Diluted Net Income Per Common Share
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

The following table presents net income (loss) per basic and diluted share (amounts in thousands, except per share data):

	Three Months Ended September 30,		Six Months Ended September 30,
	2019	2018	2019	2018
Numerator:
Net income (loss)	$(15,260)	$37,141	$25,080	$72,361
Denominator:
Weighted-average shares outstanding:
Basic	58,528	57,799	58,440	57,570
Assumed conversion of employee stock grants	—	1,398	735	1,549
Diluted	58,528	59,197	59,175	59,119

Net income (loss) per basic share	$(0.26)	$0.64	$0.43	$1.26

Net income (loss) per diluted share	$(0.26)	$0.63	$0.42	$1.22

There were no common stock equivalents that could potentially dilute net income per basic share in the future, but were not included in the computation of diluted earnings per share because the impact would have been anti-dilutive.
Note 14. Derivatives
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

The balance sheet classifications and fair value of derivative instruments designated as hedges as of September 30, 2019 and March 31, 2019 are as follows (amounts in thousands):

		Fair Value of Derivative Instruments
		September 30, 2019			March 31, 2019
	Balance Sheet Location	As Presented	Offset	Gross	As Presented	Offset	Gross
Derivative Assets
Cross-currency swaps	Other assets	$—	$—	$—	$4,577	$—	$4,577
Foreign exchange contracts	Prepaid and other current assets	—	567	567	564	645	1,209

Derivative Liabilities
Cross-currency swaps	Other non-current obligations	$5,319	$—	$5,319	$—	$—	$—
Foreign exchange contracts	Accrued expenses	1,272	567	1,839	—	645	645

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

The notional value of this contract was JPY 30.3 billion or $267.6 million at September 30, 2019 and JPY 31.6 billion or $279.7 million at March 31, 2019.
Cash Flow Hedging Strategy
Foreign Exchange Contracts
Certain operating expenses at the Company’s Mexican facilities are paid in Mexican Pesos. In order to hedge a portion of these forecasted cash flows, the Company purchases foreign exchange contracts, with terms generally less than 15 months, to buy Mexican Pesos for periods and amounts consistent with underlying cash flow exposures. These contracts are designated as cash flow hedges at inception.

Unrealized gains and losses associated with the change in fair value of the foreign exchange contracts are recorded in AOCI. Changes in the derivatives’ fair values are deferred and recorded as a component of AOCI until the underlying transaction is settled and recorded to the Condensed Consolidated Statement of Operations. When the hedged item affects income, gains or losses are reclassified from AOCI to the Condensed Consolidated Statement of Operations as cost of sales for foreign exchange contracts to purchase such foreign currency. The notional value of outstanding Peso contracts was $105.2 million and $74.3 million as of September 30, 2019 and March 31, 2019, respectively.
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

The notional value of these contracts were JPY 30.3 billion, or $276.4 million as of September 30, 2019.

Hedging Strategy Impact on Statements of Operations
The following tables present gain and loss activity for the three and six months ended September 30, 2019 and 2018 for derivative instruments designated as hedges (amounts in thousands):

			Three Months Ended September 30, 2019
			Gain (Loss)
Derivative Instrument	Hedge Designation	Location of Gain (Loss) Recognized in Statements of Operations	Recognized in AOCI	Reclassified from AOCI to Income	Recorded Directly to Income
Cross-currency swaps (2)	Net Investment	Other income (expense), net	$4,631	$2,626	$—
Cross-currency swaps (3)	Cash Flow	Other income (expense), net	(5,108)	(2,933)	—
Foreign exchange contracts (4)	Cash Flow	Cost of sales	(810)	1,168	—

			Three Months Ended September 30, 2018
			Gain (Loss)
Derivative Instrument	Hedge Designation	Location of Gain (Loss) Recognized in Statements of Operations	Recognized in AOCI	Reclassified from AOCI to Income	Recorded Directly to Income
Foreign exchange contracts (4)	Cash Flow	Cost of sales	$4,099	$(1,089)	$—

			Six Months Ended September 30, 2019
			Gain (Loss)
Derivative Instrument	Hedge Designation	Location of Gain (Loss) Recognized in Statements of Operations	Recognized in AOCI	Reclassified from AOCI to Income	Recorded Directly to Income
Cross-currency swaps (1)	Fair Value	Other income (expense), net	$(346)	$(1,622)	$3,337
Cross-currency swaps (2)	Net Investment	Other income (expense), net	2,625	5,281	—
Cross-currency swaps (3)	Cash Flow	Other income (expense), net	(7,339)	976	—
Foreign exchange contracts (4)	Cash Flow	Cost of sales	(283)	1,553	—

			Six Months Ended September 30, 2018
			Gain (Loss)
Derivative Instrument	Hedge Designation	Location of Gain (Loss) Recognized in Statements of Operations	Recognized in AOCI	Reclassified from AOCI to Income	Recorded Directly to Income
Foreign exchange contracts (4)	Cash Flow	Cost of sales	$304	$(446)	$—
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
(3) Amounts recognized in AOCI represent the total change in the fair value of the derivative instruments. Amounts reclassified from AOCI to income represent the change in the fair value of the derivative instruments related of the effective portion of the qualifying hedges, as well as amortization of the excluded components based upon the instruments' periodic coupons. For the three months ended September 30, 2019, the amount reclassified to income from AOCI includes $0.7 million in losses related to the effective portion of the hedges and $2.2 million in losses related to amortization of the excluded components. For the six months ended September 30, 2019, the amount reclassified to income from AOCI includes $4.0 million in gains related to the effective portion of the hedges and $3.0 million in losses related to amortization of the excluded components
(4) Amounts recognized in AOCI represent the total change in the fair value of the derivative instruments. Amounts reclassified from AOCI to income represent the change in the fair value of the derivative instruments pertaining to the settlement of the qualifying hedged item (effective portion).

The following tables present the total amount of each income and expense line item presented in the Condensed Statements of Operations in which the results of fair value and cash flow hedges are recorded and the effects of those hedging strategies on income (amounts in thousands):

	Three Months Ended September 30, 2019		Three Months Ended September 30, 2018
	Cost of sales	Other income (expense), net	Cost of sales	Other income (expense), net
Total income (expense) in Statements of Operations	$(213,727)	$1,915	$(235,668)	$309

Cash flow hedging impact
Cross-currency swaps:
Gain (loss) reclassified from AOCI to income (2)	—	(2,933)	—	—
Foreign exchange contracts:
Gain (loss) reclassified from AOCI to income (3)	1,168	—	(1,089)	—

	Six Months Ended September 30, 2019		Six Months Ended September 30, 2018
	Cost of sales	Other income (expense), net	Cost of sales	Other income (expense), net
Total income (expense) in Statements of Operations	$(437,341)	$2,641	$(468,463)	$11,642

Fair value hedging impact
Cross-currency swaps:
Gain (loss) on hedged item	—	(3,337)	—	—
Gain (loss) on derivative instrument (1)	—	1,715	—	—

Cash flow hedging impact
Cross-currency swaps:
Gain (loss) reclassified from AOCI to income (2)	—	976	—	—
Foreign exchange contracts:
Gain (loss) reclassified from AOCI to income (3)	1,553	—	(446)	—
_________________
(1) Amounts recognized in income includes the change in the fair value of the derivative instruments related to the effective portion of the qualifying hedges and amortization of the excluded components.
(2) Net losses of $8.3 million are expected to be reclassified from AOCI into income within the next 12 months.
(3) Net losses of $0.2 million are expected to be reclassified from AOCI into income within the next 12 months.
Note 15. Leases
The Company’s operating leases are primarily for distribution facilities, and sales and administrative offices. These operating leases have lease periods expiring between 2019 and 2061. The Company’s finance leases are primarily for vehicles and certain network equipment. These leases expire between 2019 and 2029.
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
The components of lease expense for the three and six month periods ended September 30, 2019 are as follows (amounts in thousands):

	Three Months Ended September 30, 2019	Six Months Ended September 30, 2019
Operating lease expense
Operating lease cost	$2,641	$5,045
Variable lease cost and other, net (1)	277	554
Short-term lease cost	3	3
Sublease income	(27)	(27)
Finance lease expense
Amortization of right-of-use assets	343	594
Interest	48	64
Total lease expense	$3,285	$6,233
__________________
(1) Predominantly includes common area maintenance and parking expenses.
Supplemental balance sheet information related to operating and finance leases as of September 30, 2019 is as follows (amounts in thousands, except lease term and discount rate):

	Balance Sheet Location	September 30, 2019
Lease assets
Operating lease ROU assets	Other assets	$29,453
Finance lease ROU assets (1)	Property, plant and equipment, net of accumulated depreciation	2,735
		$32,188

Lease liabilities
Current operating lease liabilities	Accrued expenses	$7,825
Current finance lease liabilities	Accrued expenses	1,091
Non-current operating lease liabilities	Other non-current obligations	21,797
Non-current finance lease liabilities	Other non-current obligations	1,567
		$32,280

Weighted average remaining lease term
Operating leases		6.44 years
Finance leases		3.08 years

Weighted average discount rate
Operating leases		4.79%
Finance leases		5.48%
_________________
(1) Finance lease ROU assets are shown net of accumulated depreciation of $3.5 million.

Supplemental cash flow information related to leases for the three and six month periods ended September 30, 2019 is as follows (amounts in thousands):

	Three Months Ended September 30, 2019	Six Months Ended September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows used for operating leases	$2,610	$5,532
Operating cash flows used for finance leases	43	73
Financing cash flows used for finance leases	378	745
	$3,031	$6,350

Lease liabilities arising from obtaining ROU assets
Operating leases	$159	$2,134
Finance leases	773	1,178
	$932	$3,312

Maturities of operating and finance lease liabilities as of September 30, 2019 were as follows (amounts in thousands):

Fiscal year ending March 31,	Operating Lease Liabilities	Finance Lease Liabilities
2020 (six months ending March 31, 2020)	$4,785	$704
2021	7,592	973
2022	4,377	616
2023	3,957	362
2024	3,362	95
Thereafter	11,440	137
Total undiscounted cash flows	$35,513	$2,887
Less imputed interest	(5,883)	(228)
Present value of lease liabilities	$29,630	$2,659

Note 16. Concentrations of Risks
The Company sells to customers globally. Credit evaluations of its customers’ financial condition are performed periodically, and the Company generally does not require collateral from its customers. One of the Company's customers, Satori Electric., LTD., an electronics distributor, accounted for over 10.0% of gross accounts receivable at September 30, 2019. Due to Typhoon Mitag impacting East Asia in late September 2019, payments from Satori Electric., LTD., were temporarily delayed to October 1, 2019 due to bank closures during the typhoon. The Company collected approximately 40.0% of its September 30, 2019 outstanding accounts receivable balance from Satori Electric., LTD. on October 1, 2019. If that amount had been collected on September 30, 2019, the customer would not have accounted for over 10.0% of the Company's gross accounts receivable as of September 30, 2019.  There were no customers' accounts receivable balances exceeding 10.0% of gross accounts receivable at March 31, 2019.
Consistent with industry practice, the Company utilizes electronics distributors for a large percentage of its sales. Electronics distributors are an effective means to distribute the products to end-users and they accounted for 40.0% and 41.4% of the Company's net sales for the three months ended September 30, 2019 and 2018, respectively, and 41.4% and 41.5% for the six months ended September 30, 2019 and 2018, respectively. One of the Company's customers, TTI, Inc., an electronics distributor, accounted for over 10.0% of the Company’s net sales for the three and six months ended September 30, 2019 and 2018.

Legal Update
As previously reported, KEMET and KEC, along with more than 20 other capacitor manufacturers and subsidiaries (including TOKIN, as reported in “Item 3. Legal Proceedings” of our Form 10-K for the year ended March 31, 2019, are defendants in a purported antitrust class action complaint, In re: Capacitors Antitrust Litigation, No. 3:14-cv-03264-JD, filed on December 4, 2014 with the United States District Court, Northern District of California (the "U.S. Class Action Complaint”). The complaint alleges a violation of Section 1 of the Sherman Act, for which it seeks injunctive and equitable relief and money damages. On November 8, 2019 KEMET and KEC entered into a settlement agreement (the “Settlement Agreement”) with the plaintiffs in the U.S. Class Action Complaint by which, in consideration for the release of KEMET, KEC, and their affiliates from all claims relating in any way to the conduct alleged in the U.S. Class Action Complaint and from claims which could have been asserted in the U.S. Class Action Complaint to the extent they relate to the sale of capacitors in the United States, KEMET agreed to pay an aggregate of $62.0 million to the settlement class of plaintiffs. The Settlement Agreement is subject to court approval. Pursuant to the terms of the Settlement Agreement, $10.0 million will be paid by KEMET into an escrow account within 30 calendar days of the date of the Settlement Agreement and the remaining amount will be paid by KEMET within 12 months of the date of the Settlement Agreement. Under the terms of the Settlement Agreement KEMET and KEC did not admit to any violation of any statute or law or any liability or wrongdoing.
The Company recognized the $62.0 million expense in the Condensed Consolidated Statements of Operations for the three and six months ended September 30, 2019 in the line item, Antitrust class action settlements and regulatory costs. The payable is included in the line item, Accrued expenses, in the Condensed Consolidated Balance Sheets as of September 30, 2019.
Note 17. Subsequent Events
On November 11, 2019, the Company entered into an agreement and plan of merger (the “Agreement”) pursuant to which Yageo Corporation (“Yageo”) will acquire all of the Company’s outstanding shares of common stock for $27.20 per share, subject to the satisfaction (or waiver of) specified conditions (the “Merger”). The consummation of the Merger is subject to customary conditions, including the approval by the Company’s stockholders. Certain further conditions include: (a) obtaining antitrust and other regulatory approvals in the United States and certain other jurisdictions (including, among others, China and Taiwan), (b) absence of any applicable restraining order or injunction prohibiting the Merger, (c) receipt of approval from the Committee on Foreign Investment in the United States (“CFIUS”), (d) obtaining foreign investment approval by the Investment Commission, Ministry of Economic Affairs, Taiwan, (e) the approval of Yageo’s stockholders, if required by applicable law and (f) in the case of Yageo’s obligations to complete the Merger, there not having been any “material adverse effect” (as customarily defined) on the Company. Upon consummation of the Merger, the Company would be a fully owned subsidiary of Yageo.
The Agreement is subject to termination if the Merger is not consummated within twelve months, subject to an automatic extension for a period of ninety days, for the purpose of obtaining certain antitrust clearances. The Agreement also contains certain other termination rights and provides that, upon termination of the Agreement under specified circumstances, including Yageo’s decision to terminate the Agreement if there is a change in the Board’s recommendation to adopt the Merger or a termination of the Agreement by the Company to enter into an agreement for a “superior proposal,” the Company will pay Yageo a cash termination fee of $63.8 million. The Agreement additionally provides that, upon termination of the Agreement under specified circumstances, including a failure to obtain CFIUS approval, Yageo will pay the Company a cash termination fee of $65.4 million. If Yageo fails to obtain approval by Yageo’s stockholders, if such approval is required by applicable law, Yageo will pay the Company a cash termination fee of $49.1 million. If Yageo fails to obtain debt financing upon the satisfaction of all conditions to closing, the Company may, within 30 days of termination, elect to receive a cash termination fee of $63.8 million.

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
All forward-looking statements, by their nature, including those set forth in Part II, Item 1A Risk Factors of this report are subject to risks and uncertainties. Our actual future results may differ materially from those set forth in our forward-looking statements. We face risks that are inherent in the businesses and the market places in which we operate. While management believes these forward-looking statements are accurate and reasonable, uncertainties, risks and factors, including those described below, could cause actual results to differ materially from those reflected in the forward-looking statements.
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
Accounting Policies and Estimates
The following discussion and analysis of financial condition and results of operations are based on the unaudited Condensed Consolidated Financial Statements included herein. Our significant accounting policies are described in Note 1 to the Condensed Consolidated Financial Statements in our 2019 Form 10-K. Our critical accounting policies are described under the caption “Critical Accounting Policies” in Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations of our 2019 Form 10-K.
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
We are organized into three reportable segments: Solid Capacitors, Film and Electrolytic, and Electro-magnetic, Sensors & Actuators (“MSA”). Each segment is responsible for the operations of certain manufacturing sites as well as all related research and development efforts. The sales, marketing, and corporate functions are shared by each of the segments. The Company does not allocate corporate indirect selling, general and administrative (“SG&A”) or shared Research and development (“R&D”) expenses to the segments.
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
KEMET's Film and Electrolytic business offers film, paper, and aluminum electrolytic capacitors that can be used to support integrated circuits, but also are used in the field of power electronics to provide energy for applications such as motor starts, power conditioning, electromagnetic interference filtering safety, and inverters. Film and Electrolytic's self healing products deliver high reliability solutions for extreme conditions. Growth drivers for Film and Electrolytic include alternative energy solutions, electric vehicle charging stations, and hybrid and electric vehicles.
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

KEMET operates twenty-two production facilities in Europe, North America, and Asia, and employs approximately 13,400 employees worldwide. Commodity manufacturing previously located in the United States has been substantially relocated to our lower-cost manufacturing facilities in Mexico, China, Vietnam, Indonesia, Thailand, and countries in Europe. Production remaining in the United States focuses primarily on early-stage manufacturing of new products and other specialty products for which customers are predominantly located in North America.
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
Our products are sold into a wide range of industries, including the computer, communications, automotive, military, consumer, industrial, medical, and aerospace industries. No single end market industry accounted for more than 30% of net sales, although one electronics distributor, TTI, Inc., accounted for more than 10.0% of net sales in the six months ended September 30, 2019. In addition, an aggregate of over 10% of our net sales in the six months ended September 30, 2019 were driven by sales to EMS providers for incorporation into Apple Inc. products. No single end-use direct customer accounted for more than 5.0% of our net sales for the six months ended September 30, 2019. During the six months ended September 30, 2019 we introduced 8,993 new products of which 498 were first to market. In addition, we continue to focus on specialty products which accounted for 41.1% of our revenue over this period.
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
Recent Developments and Trends
On November 11, 2019, the Company entered into an agreement and plan of merger (the “Agreement”) pursuant to which Yageo Corporation (“Yageo”) will acquire all of the Company’s outstanding shares of common stock for $27.20 per share, subject to the satisfaction (or waiver of) specified conditions (the “Merger”). The consummation of the Merger is subject to customary conditions, including the approval by the Company’s stockholders. Certain further conditions include: (a) obtaining antitrust and other regulatory approvals in the United States and certain other jurisdictions (including, among others, China and Taiwan), (b) absence of any applicable restraining order or injunction prohibiting the Merger, (c) receipt of approval from the Committee on Foreign Investment in the United States (“CFIUS”), (d) obtaining foreign investment approval by the Investment Commission, Ministry of Economic Affairs, Taiwan, (e) the approval of Yageo’s stockholders, if required by applicable law and (f) in the case of Yageo’s obligations to complete the Merger, there not having been any “material adverse effect” (as customarily defined) on the Company. Upon consummation of the Merger, the Company would be a fully owned subsidiary of Yageo.
The Agreement is subject to termination if the Merger is not consummated within twelve months, subject to an automatic extension for a period of ninety days, for the purpose of obtaining certain antitrust clearances. The Agreement also contains certain other termination rights and provides that, upon termination of the Agreement under specified circumstances, including Yageo’s decision to terminate the Agreement if there is a change in the Board’s recommendation to adopt the Merger or a termination of the Agreement by the Company to enter into an agreement for a “superior proposal,” the Company will pay Yageo a cash termination fee of $63.8 million. The Agreement additionally provides that, upon termination of the Agreement under specified circumstances, including a failure to obtain CFIUS approval, Yageo will pay the Company a cash termination fee of $65.4 million. If Yageo fails to obtain approval by Yageo’s stockholders, if such approval is required by applicable law, Yageo will pay the Company a cash termination fee of $49.1 million. If Yageo fails to obtain debt financing upon the satisfaction of all conditions to closing, the Company may, within 30 days of termination, elect to receive a cash termination fee of $63.8 million. The Company has filed a Current Report on Form 8-K with the SEC on November 12, 2019 with respect to the proposed Merger.
The following items are reflected in the Condensed Consolidated Financial Statements for the three and six months ended September 30, 2019:
Novasentis
On July 1, 2019, the Company acquired the remaining 72.1% interest in Novasentis for a preliminary purchase price of $2.7 million. Prior to July 2019 the Company owned 27.9% of Novasentis, a leading developer of film-based haptic actuators, and accounted for its investment using the equity method of accounting.
We believe Novasentis' haptic actuator technology that we have acquired will provide unique flexibility, which will enable it to be incorporated into a wide variety of wearables and virtual/augmented reality applications to provide a variety of tactile sensations.
Antitrust Class Action Legal Settlement
As previously reported, KEMET and KEC, along with more than 20 other capacitor manufacturers and subsidiaries (including TOKIN, as reported in “Item 3. Legal Proceedings” of our Form 10-K for the year ended March 31, 2019, are defendants in a purported antitrust class action complaint, In re: Capacitors Antitrust Litigation, No. 3:14-cv-03264-JD, filed on December 4, 2014 with the United States District Court, Northern District of California (the "U.S. Class Action Complaint”). The complaint alleges a violation of Section 1 of the Sherman Act, for which it seeks injunctive and equitable relief and money damages. On November 8, 2019 KEMET and KEC entered into a settlement agreement (the “Settlement Agreement”) with the plaintiffs in the U.S. Class Action Complaint by which, in consideration for the release of KEMET, KEC, and their affiliates from all claims relating in any way to the conduct alleged in the U.S. Class Action Complaint and from claims which could have been asserted in the U.S. Class Action Complaint to the extent they relate to the sale of capacitors in the United States, KEMET agreed to pay an aggregate of $62.0 million to the settlement class of plaintiffs. The Settlement Agreement is subject to court approval. Pursuant to the terms of the Settlement Agreement, $10.0 million will be paid by KEMET into an escrow account within 30 calendar days of the date of the Settlement Agreement and the remaining amount will be paid by KEMET within 12 months of the date of the Settlement Agreement. Under the terms of the Settlement Agreement KEMET and KEC did not admit to any violation of any statute or law or any liability or wrongdoing.
The Company recognized the $62.0 million expense in the Condensed Consolidated Statements of Operations for the three and six months ended September 30, 2019 in the line item, Antitrust class action settlements and regulatory costs. The payable is included in the line item, Accrued expenses, in the Condensed Consolidated Balance Sheets as of September 30, 2019.
Restructuring
The Company has implemented restructuring plans, which include programs to increase competitiveness by removing excess capacity, relocating production to lower cost locations, and eliminating unnecessary costs throughout the Company. Significant restructuring plans in progress as of September 30, 2019 are summarized below (amounts in thousands):

		Total expected to be incurred		Incurred during quarter ended September 30, 2019		Cumulative incurred to date
Restructuring Plan	Segment	Personnel Reduction Costs	Relocation & Exit Costs	Personnel Reduction Costs	Relocation & Exit Costs	Personnel Reduction Costs	Relocation & Exit Costs
Tantalum powder facility relocation (1)	Solid Capacitors	$897	$2,098	$118	$55	$566	$2,860
Axial electrolytic production relocation from Granna to Evora	Film and Electrolytic	729	4,242	46	638	719	4,242
MnO2 product line headcount reduction	Solid Capacitors	2,948	—	1,320	—	2,948	—
__________________
(1) Total expected relocation and exit costs is less than cumulative relocation and exit costs incurred to date due to the expected recovery of costs related to the sale of tantalum that is expected to be reclaimed (“tantalum reclaim”) as part of the plant exit activities.

Outlook
For the third quarter of fiscal year 2020, we expect net sales to be within the $285.0 million to $300.0 million range, non-GAAP adjusted gross margin as a percentage of net sales is expected to be between 30.0% and 32.5%, non-GAAP adjusted SG&A expenses are expected to be between $43.0 million and $45.0 million, and R&D expenses are expected to be approximately $12.5 million to $13.5 million. Our non-GAAP adjusted global effective tax rate is expected to between 35.0% and 39.0%. We expect to spend in the range of $45.0 million to $55.0 million in capital expenditures for the third quarter of fiscal year 2020.
The Company has presented certain non-GAAP financial measures as projected for the third quarter of fiscal year 2020, including adjusted gross margin, adjusted SG&A expenses, and adjusted global effective tax rate. Reconciliations of GAAP to non-GAAP adjusted gross margin, GAAP to non-GAAP adjusted SG&A expenses, and GAAP to non-GAAP global effective tax rate are not provided. The Company does not forecast GAAP gross margin, GAAP SG&A expenses, and GAAP global effective tax rate as it cannot, without unreasonable effort, estimate or predict with certainty various components of each. These components include stock-based compensation expenses for GAAP gross margin, stock-based compensation expenses and enterprise resource planning (“ERP”) integration costs/IT transition costs for GAAP SG&A expenses, and the timing of nondeductible items and tax reform provisions impacting foreign income for GAAP global effective tax rate. Further, in the future, other items with similar characteristics to those currently included in adjusted gross margin, adjusted SG&A expenses, and adjusted global effective tax rate that have a similar impact on the comparability of periods, and which are not known at this time, may exist and impact adjusted gross margin, adjusted SG&A expenses, and adjusted global effective tax rate.

Condensed Consolidated Results of Operations
Consolidated Comparison of the Quarter Ended September 30, 2019 with the Quarter Ended September 30, 2018
The following table sets forth the Condensed Consolidated Statements of Operations for the periods indicated (amounts in thousands, except percentages):

	Three Months Ended September 30,
	2019	% to Total Sales	2018	% to Total Sales
Net sales	$327,397		$349,233
Gross margin	113,670	34.7%	113,565	32.5%
Selling, general and administrative expenses	49,327	15.1%	52,258	15.0%
Research and development	12,274	3.7%	10,995	3.1%
Restructuring charges	2,920	0.9%	—	n.m.
Gain (loss) on write down and disposal of long-lived assets	59	n.m.	312	n.m.
Operating income	49,090	15.0%	50,000	14.3%

Interest income	(812)	n.m.	(375)	n.m.
Interest expense	2,751	0.8%	7,287	2.1%
Antitrust class action settlements and regulatory costs	63,098	19.3%	4,320	1.2%
Other (income) expense, net	(1,915)	(0.6)%	(309)	n.m.
Income (loss) before income taxes and equity income (loss) from equity method investments	(14,032)	(4.3)%	39,077	11.2%
Income tax expense	1,700	0.5%	2,000	0.6%
Income (loss) before equity income (loss) from equity method investments	(15,732)	(4.8)%	37,077	10.6%
Equity income (loss) from equity method investments	472	n.m.	64	n.m.
Net income (loss)	$(15,260)	(4.7)%	$37,141	10.6%
Net Sales
Net sales for the quarter ended September 30, 2019 of $327.4 million decreased $21.8 million from $349.2 million for the quarter ended September 30, 2018. For the quarter ended September 30, 2019 as compared to the quarter ended September 30, 2018, Solid Capacitors net sales decreased $1.8 million, Film and Electrolytic net sales decreased $8.8 million, and MSA net sales decreased $11.2 million.
The decrease in Solid Capacitors net sales was driven by $22.9 million decrease in Tantalum net sales. The decrease in Tantalum net sales primarily resulted from a $19.5 million decrease in distributor net sales across the Americas, APAC, and EMEA regions. Also contributing to the decrease in Tantalum net sales was a $5.1 million decrease in EMS net sales across the Americas and APAC regions and a $0.9 million decrease in OEM net sales in the EMEA region. Tantalum net sales benefited from a $2.1 million increase in OEM net sales across the Americas, APAC, and JPKO regions. The decrease in Solid Capacitors net sales was partially offset by a $21.1 million increase in Ceramics net sales, driven by an $11.6 million increase in distributor net sales, a $5.3 million increase in EMS net sales, and a $4.2 million increase in OEM net sales across all regions. Solid Capacitors net sales was negatively impacted by $1.3 million from foreign currency exchange due to the change in the value of the Euro compared to the U.S. dollar.
For Film and Electrolytic, the decrease in net sales was driven by a $5.8 million decrease in distributor net sales across all regions, a $4.2 million decrease in OEM sales in the EMEA region, and a $0.8 million decrease in EMS sales in the EMEA region. The decrease in Film and Electrolytic net sales was partially offset by a $1.5 million increase in EMS net sales across the Americas and APAC regions and a $0.5 million increase in OEM sales across the Americas and APAC regions. Film and Electrolytic net sales was unfavorably impacted by $1.2 million from foreign currency exchange due to the change in the value of the Euro compared to the U.S. dollar.
The decrease in MSA net sales was driven by an $11.0 million decrease in OEM net sales across the APAC and JPKO regions. Also contributing to the decrease in net sales was a $0.6 million decrease in distributor net sales in the APAC region and a $0.4 million decrease in EMS net sales across all regions. The decrease in MSA net sales was partially offset by a $0.4 million increase in distributor net sales in the Americas region and a $0.4 million increase in OEM net sales in the Americas region. MSA net sales was favorably impacted by $1.1 million from foreign currency exchange due to the change in the value of the Japanese Yen compared to the U.S. dollar.
The following table reflects the percentage of net sales by region for the quarters ended September 30, 2019 and 2018:

	Three Months Ended September 30,
	2019	2018
APAC	40.5%	39.6%
Americas	24.4%	23.5%
EMEA	21.3%	22.3%
JPKO	13.8%	14.6%
	100.0%	100.0%
The following table reflects the percentage of net sales by channel for the quarters ended September 30, 2019 and 2018.

	Three Months Ended September 30,
	2019	2018
OEM	44.3%	44.1%
Distributor	40.0%	41.4%
EMS	15.7%	14.5%
	100.0%	100.0%
Gross Margin
Gross margin for the quarter ended September 30, 2019 of $113.7 million (34.7% of net sales) improved $0.1 million from $113.6 million (32.5% of net sales) for the quarter ended September 30, 2018, and gross margin as a percentage of net sales improved 220 basis points.
Solid Capacitors gross margin increased $9.2 million, primarily due to continued variable margin improvement resulting from manufacturing process improvements, vertical integration, and ongoing restructuring activities, as well as a favorable shift in sales mix and channel. Price increases for certain products also contributed to the increase in gross margin.
Film and Electrolytic gross margin decreased $4.2 million, primarily due to a decrease in net sales and an unfavorable change in sales channel and region mix.
MSA gross margin decreased $5.0 million, primarily due to a decrease in net sales and an unfavorable shift in the sales mix.
Selling, General and Administrative Expenses
SG&A expenses of $49.3 million (15.1% of net sales) for the quarter ended September 30, 2019 decreased $2.9 million from $52.3 million (15.0% of net sales) for the quarter ended September 30, 2018. The decrease was mainly attributed to a $4.2 million decrease in payroll expenses, mainly due to a decrease in incentive compensation. Partially offsetting this decrease was a $1.6 million increase in professional fees in addition to a $1.0 million increase in depreciation and amortization expense.
Research and Development
R&D expenses of $12.3 million (3.7% of net sales) for the quarter ended September 30, 2019 increased $1.3 million or 11.6% compared to $11.0 million (3.1% of net sales) for the quarter ended September 30, 2018. The increase was primarily attributed to a $1.2 million increase in payroll expenses and a $0.1 million increase in materials and supplies expenses.
Restructuring Charges
Restructuring charges were $2.9 million for the quarter ended September 30, 2019. The Company did not have any restructuring charges for the quarter ended September 30, 2018.
The $2.9 million in restructuring charges for the three months ended September 30, 2019 was comprised of $2.4 million in personnel reduction costs and $0.5 million in relocation and exit costs.

The personnel reduction costs of $2.4 million were primarily due to $1.3 million in severance charges related to headcount reductions in the Solid Capacitors reportable segment due to a decline in MnO2 sales, $0.7 million in corporate severance charges related to headcount reductions in TOKIN Japan, and $0.2 million in severance charges related to personnel reductions resulting from a reorganization of Film and Electrolytic's management structure.
The relocation and exit costs of $0.5 million primarily related to $0.6 million in costs resulting from the relocation of axial electrolytic production equipment from the Company's plant in Granna, Sweden to its plant in Evora, Portugal.
Operating Income
Operating income of $49.1 million for the quarter ended September 30, 2019 declined $0.9 million from operating income of $50.0 million for the quarter ended September 30, 2018. The decrease in operating income was primarily attributable to a $2.9 million increase in restructuring charges and a $1.3 million increase in R&D expenses. These unfavorable changes to operating income were partially offset by a $2.9 million decrease in SG&A expenses, a $0.1 million improvement in gross margin, and a $0.3 million improvement in (gain) loss on write down and disposal of long-lived assets.
Non-Operating (Income) Expense, Net
Non-operating expense, net was $63.1 million for the quarter ended September 30, 2019 compared to non-operating expense, net of $10.9 million for the quarter ended September 30, 2018. The $52.2 million increase in non-operating expense, net was primarily attributable to a $54.8 million increase in antitrust class action settlements and regulatory costs. Also contributing to the increase in non-operating expense, net was a $4.0 million decrease in R&D grant reimbursements and a $0.5 million forward contract loss compared to the quarter ended September 30, 2018. Partially offsetting these unfavorable changes was a $5.0 million decrease in net interest expense resulting from the refinancing of the Company's term loan in the third quarter of fiscal year 2019 and a $2.1 million favorable change from foreign exchange adjustments derived from currency fluctuations in the Thai Bhat, Chinese Yuan, British pound, Euro, and Mexican Peso.
Income Taxes
Income tax expense of $1.7 million for the quarter ended September 30, 2019 decreased by $0.3 million compared to $2.0 million for the quarter ended September 30, 2018. Income tax expense of $1.7 million for the quarter ended September 30, 2019 was comprised of $3.0 million of income tax expense related to foreign operations, $1.5 million of federal income tax benefit, and $0.2 million of state income tax expense.
Income tax expense of $2.0 million for the quarter ended September 30, 2018 was comprised solely of $2.0 million of income tax expense related to foreign operations. The $2.0 million of income tax expense related to foreign operations included a $1.2 million expense related to the final settlement of an uncertain tax position.
The effective tax rates differ from income taxes recorded using a statutory rate largely due to the impact of certain nondeductible items, the relative mix in earnings and losses in various tax jurisdictions, the usage of the net operating losses, and reversal of associated valuation allowances previously recorded on the deferred tax assets.
Equity Income (Loss) from Equity Method Investments
Equity income of $0.5 million for the quarter ended September 30, 2019 had a favorable change of $0.4 million compared to an equity income of $0.1 million for the quarter ended September 30, 2018. The change was primarily related to a $0.4 million gain associated with the Novasentis acquisition as a result of the Company adjusting its investment balance in Novasentis to fair value prior to its acquisition during the quarter ended September 30, 2019.

Segment Comparison of the Quarter Ended September 30, 2019 with the Quarter Ended September 30, 2018
The following table reflects each segment’s net sales and operating income, for the quarters ended September 30, 2019 and 2018 (amounts in thousands):

	Three Months Ended September 30,
	2019	2018
Net sales:
Solid Capacitors	$233,633	$235,473
Film and Electrolytic	41,804	50,628
MSA	51,960	63,132
Total	$327,397	$349,233
Operating income (loss):
Solid Capacitors	$93,376	$84,686
Film and Electrolytic	(1,072)	4,236
MSA	4,435	7,132
Corporate	(47,649)	(46,054)
Total	$49,090	$50,000
Solid Capacitors
The following table sets forth net sales, operating income, and operating income as a percentage of net sales for our Solid Capacitors segment for the quarters ended September 30, 2019 and 2018 (amounts in thousands, except percentages):

	Three Months Ended September 30,
	2019		2018
	Amount	% to Net Sales	Amount	% to Net Sales
Tantalum product line net sales	$125,106		$148,054
Ceramic product line net sales	108,527		87,419
Solid Capacitors net sales	$233,633		$235,473
Solid Capacitors operating income	$93,376	40.0%	$84,686	36.0%
Net Sales
Solid Capacitors net sales of $233.6 million for the quarter ended September 30, 2019 decreased $1.8 million from $235.5 million for the quarter ended September 30, 2018. The decrease in net sales was due to $22.9 million decrease in Tantalum net sales. The decrease in Tantalum net sales primarily resulted from a $19.5 million decrease in distributor net sales across the Americas, APAC, and EMEA regions. Also contributing to the decrease in Tantalum net sales was a $5.1 million decrease in EMS net sales across the Americas and APAC regions and a $0.9 million decrease in OEM net sales in the EMEA region. Tantalum net sales benefited from a $2.1 million increase in OEM net sales across the Americas, APAC, and JPKO regions. The decrease in Solid Capacitors net sales was partially offset by a $21.1 million increase in Ceramics net sales, driven by an $11.6 million increase in distributor net sales, a $5.3 million increase in EMS net sales, and a $4.2 million increase in OEM net sales across all regions. Solid Capacitors net sales was negatively impacted by $1.3 million from foreign currency exchange due to the change in the value of the Euro compared to the U.S. dollar.
Segment Operating Income
Segment operating income of $93.4 million for the quarter ended September 30, 2019 increased $8.7 million from $84.7 million in the quarter ended September 30, 2018. The increase in operating income was primarily a result of a $9.2 million increase in gross margin, which was driven by continued variable margin improvement resulting from manufacturing process improvements, vertical integration, and ongoing restructuring activities, as well as a favorable shift in sales mix and channel. Price increases for certain products also contributed to the increase in gross margin. Additionally, a $1.5 million decrease in SG&A expenses and a $0.1 million decrease in net loss on write down and disposal of long-lived assets contributed to the increase in operating income. Partially offsetting these improvements was a $1.5 million increase in restructuring charges and a $0.6 million increase in R&D expenses for the quarter ended September 30, 2019 compared to the quarter ended September 30, 2018.

Film and Electrolytic
The following table sets forth net sales, operating income, and operating income as a percentage of net sales for our Film and Electrolytic segment for the quarters ended September 30, 2019 and 2018 (amounts in thousands, except percentages):

	Three Months Ended September 30,
	2019		2018
	Amount	% to Net Sales	Amount	% to Net Sales
Net sales	$41,804		$50,628
Operating income (loss)	(1,072)	(2.6)%	4,236	8.4%
Net Sales
Film and Electrolytic net sales of $41.8 million for the quarter ended September 30, 2019 decreased $8.8 million from $50.6 million for the quarter ended September 30, 2018. The decrease in net sales was primarily driven by a $5.8 million decrease in distributor net sales across all regions, a $4.2 million decrease in OEM sales in the EMEA region, and a $0.8 million decrease in EMS sales in the EMEA region. The decrease in Film and Electrolytic net sales was partially offset by a $1.5 million increase in EMS net sales across the Americas and APAC regions and a $0.5 million increase in OEM sales across the Americas and APAC regions. Film and Electrolytic net sales was unfavorably impacted by $1.2 million from foreign currency exchange due to the change in the value of the Euro compared to the U.S. dollar.
Segment Operating Income (Loss)
Segment operating loss of $1.1 million the quarter ended September 30, 2019 had a $5.3 million unfavorable change compared to operating income of $4.2 million in the quarter ended September 30, 2018. The decrease in operating income was a result of a $4.2 million decrease in gross margin, which was driven by a decrease in net sales and an unfavorable change in sales channel and region mix. Also contributing to the decrease in operating income was $0.9 million increase in restructuring charges and a $0.3 million increase in R&D expenses.
Electro-magnetic, Sensors & Actuators
The following table sets forth net sales, operating income, and operating income as a percentage of net sales for our MSA segment for the quarters ended September 30, 2019 and 2018 (amounts in thousands, except percentages).

	Three Months Ended September 30,
	2019		2018
	Amount	% to Net Sales	Amount	% to Net Sales
Net sales	$51,960		$63,132
Operating income	4,435	8.5%	7,132	11.3%
Net Sales
MSA net sales of $52.0 million for the quarter ended September 30, 2019 decreased $11.2 million from $63.1 million for the quarter ended September 30, 2018. The decrease in net sales was primarily due to an $11.0 million decrease in OEM net sales across the APAC and JPKO regions. Also contributing to the decrease in net sales was a $0.6 million decrease in distributor net sales in the APAC region and a $0.4 million decrease in EMS net sales across all regions. The decrease in MSA net sales was partially offset by a $0.4 million increase in distributor net sales in the Americas region and a $0.4 million increase in OEM net sales in the Americas region. MSA net sales was favorably impacted by $1.1 million from foreign currency exchange due to the change in the value of the Japanese Yen compared to the U.S. dollar.
Segment Operating Income
Segment operating income of $4.4 million for the quarter ended September 30, 2019 decreased approximately $2.7 million from $7.1 million in the quarter ended September 30, 2018. The decrease in operating income was primarily a result of a $5.0 million decrease in gross margin, which was driven by a decrease in net sales and an unfavorable shift in the sales mix. Also contributing to the decrease in operating income was a $0.2 million increase in restructuring charges. Partially offsetting these unfavorable changes to operating income was a $2.4 million decrease in SG&A expenses.

Consolidated Comparison of the Six Months Ended September 30, 2019 with the Six Months Ended September 30, 2018
The following table sets forth the Condensed Consolidated Statements of Operations for the six months ended September 30, 2019 and 2018 (amounts in thousands):

	Six Months Ended September 30,
	2019	% to Total Sales	2018	% to Total Sales
Net sales	$672,639		$676,849
Gross margin	235,298	35.0%	208,386	30.8%
Selling, general and administrative expenses	97,212	14.5%	100,800	14.9%
Research and development	24,449	3.6%	21,683	3.2%
Restructuring charges	5,128	0.8%	(96)	n.m.
(Gain) loss on write down and disposal of long-lived assets	1,019	n.m.	823	n.m.
Operating income	107,490	16.0%	85,176	12.6%

Interest income	(1,621)	n.m.	(753)	n.m.
Interest expense	5,296	0.8%	14,323	2.1%
Antitrust class action settlements and regulatory costs	63,098	9.4%	4,282	0.6%
Other (income) expense, net	(2,641)	n.m.	(11,642)	(1.7)%
Income before income taxes and equity income (loss) from equity method investments	43,358	6.4%	78,966	11.7%
Income tax expense	18,500	2.8%	6,600	1.0%
Income before equity income (loss) from equity method investments	24,858	3.7%	72,366	10.7%
Equity income (loss) from equity method investments	222	n.m.	(5)	n.m.
Net income	$25,080	3.7%	$72,361	10.7%
Net Sales
Net sales of $672.6 million for the six months ended September 30, 2019 decreased $4.2 million from $676.8 million for the six months ended September 30, 2018. Solid Capacitor net sales increased $32.5 million, Film and Electrolytic net sales decreased $17.1 million, and MSA net sales decreased $19.7 million.
The increase in Solid Capacitors net sales was driven by a $57.4 million increase in Ceramics net sales, consisting of a $36.1 million increase in distributor net sales across all regions, a $12.6 million increase in EMS net sales across all regions, and an $8.8 million increase in OEM net sales across all regions except for the JPKO region. The increase in Solid Capacitors net sales was partially offset by a $24.9 million decrease in Tantalum net sales driven by a $28.9 million decrease in distributor net sales across all regions except for the JPKO region. Also contributing to the decrease in Tantalum net sales was a $1.4 million decrease in OEM net sales across the EMEA and JPKO regions and a $1.3 million decrease in EMS net sales in the Americas region. Tantalum net sales benefited from a $5.4 million increase in OEM net sales across the Americas and APAC regions, a $0.7 million increase in distributor net sales in the JPKO region, and a $0.7 million increase in EMS net sales across the APAC and EMEA regions. Solid Capacitors net sales was unfavorably impacted by $3.8 million from foreign currency exchange due to the change in the value of the Euro compared to the U.S. Dollar.
The decrease in Film and Electrolytic net sales was driven by a $10.2 million decrease in distributor net sales across the Americas, APAC, and EMEA regions, a $7.8 million decrease in OEM net sales across the APAC and EMEA regions, and a $1.5 million decrease in EMS net sales in the EMEA region. The decrease in Film and Electrolytic net sales was partially offset by a $2.0 million increase in EMS net sales in the Americas region. Film and Electrolytic net sales was unfavorably impacted by $3.4 million from foreign currency exchange due to the change in the value of the Euro compared the U.S. Dollar.
The decrease in MSA net sales was driven by a $19.8 million decrease in OEM net sales across the APAC and JPKO regions. Also contributing to the decrease in net sales was a $1.5 million decrease in distributor net sales in the APAC region. The decrease in MSA net sales was partially offset by a $1.4 million increase in distributor net sales across the Americas and

EMEA regions and a $0.4 million increase in EMS net sales in the APAC region. MSA net sales was favorably impacted by $1.2 million from foreign currency exchange due to the change in the value of the Japanese Yen compared to the U.S. dollar.
The following table reflects the percentage of net sales by region for the six months ended September 30, 2019 and 2018:

	Six Months Ended September 30,
	2019	2018
APAC	38.7%	40.1%
Americas	25.8%	22.8%
EMEA	22.5%	22.5%
JPKO	13.0%	14.6%
	100.0%	100.0%

The following table reflects the percentage of net sales by channel for the six months ended September 30, 2019 and 2018:

	Six Months Ended September 30,
	2019	2018
OEM	42.9%	44.8%
Distributor	41.4%	41.5%
EMS	15.7%	13.7%
	100.0%	100.0%

Gross Margin
Gross margin of $235.3 million (35.0% of net sales) for the six months ended September 30, 2019 increased $26.9 million from $208.4 million (30.8% of net sales) for the six months ended September 30, 2018 and gross margin as a percentage of net sales improved 420 basis points.
Solid Capacitors gross margin increased $41.6 million, primarily due to continued variable margin improvement resulting from manufacturing process improvements, vertical integration, and ongoing restructuring activities, as well as an increase in net sales due to a favorable shift in sales mix and channel. Price increases for certain products also contributed to the increase in net sales and gross margin.
Film and Electrolytic gross margin decreased $4.7 million, primarily due to a decrease in net sales and an unfavorable change in sales channel and region mix.
MSA gross margin decreased $10.0 million, primarily due to a decrease in net sales and an unfavorable shift in sales mix.
Selling, General and Administrative Expenses
SG&A expenses of $97.2 million (14.5% of net sales) for the six months ended September 30, 2019 decreased $3.6 million compared to $100.8 million (14.9% of net sales) for the six months ended September 30, 2018. The decrease was mainly attributed to a $7.4 million decrease in payroll expenses, mainly due to a decrease in incentive compensation. Partially offsetting this decrease was a $3.7 million increase in professional fees and a $1.7 million increase in depreciation and amortization expense.
Research and Development
R&D expenses of $24.4 million (3.6% of net sales) for the six months ended September 30, 2019 increased $2.8 million compared to $21.7 million (3.2% of net sales) for the six months ended September 30, 2018. The increase was primarily related to a $2.6 million increase in payroll expenses and a $0.2 million increase in materials and supplies expenses.
Restructuring Charges
Restructuring charges of $5.1 million for the six months ended September 30, 2019 increased $5.2 million from a credit of $0.1 million for the six months ended September 30, 2018.

The $5.1 million in restructuring charges for the six months ended September 30, 2019 was comprised of $3.6 million in personnel reduction costs and $1.5 million in relocation and exit costs.
The personnel reduction costs of $3.6 million were primarily due to $1.4 million in severance charges related to headcount reductions in the Solid Capacitors reportable segment due to a decline in MnO2 sales, $0.7 million in severance charges resulting from the closing of the Granna, Sweden manufacturing plant as axial electrolytic production was moved to the plant in Evora, Portugal, $0.7 million in corporate severance charges related to headcount reductions in TOKIN Japan, $0.6 million in severance charges resulting from the closing of the tantalum powder facility in Carson City, Nevada, and $0.2 million in severance costs related to personnel reductions resulting from a reorganization of Film and Electrolytic's management structure.
The relocation and exit costs of $1.5 million primarily related to $1.9 million in costs resulting from the relocation of axial electrolytic production equipment from the Company's plant in Granna, Sweden to its plant in Evora, Portugal. Relocation and exit costs were benefited by a $0.5 million credit from tantalum reclaim.
The credit of $0.1 million for restructuring charges in the six months ended September 30, 2018 resulted from $0.1 million in personnel reduction costs.
Operating Income
Operating income of $107.5 million for the six months ended September 30, 2019 improved $22.3 million from operating income of $85.2 million for the six months ended September 30, 2018. The improvement was primarily attributable to a $26.9 million improvement in gross margin and a $3.6 million decrease in SG&A expenses. These improvements to operating income were partially offset by a $5.2 million increase in restructuring charges, a $2.8 million increase in R&D expenses, and a $0.2 million unfavorable change in (gain) loss on write down and disposal of long-lived assets.
Non-Operating (Income) Expense, Net
Non-operating expense, net was $64.1 million for the six months ended September 30, 2019, compared to non-operating expense, net of $6.2 million for the six months ended September 30, 2018. The $57.9 million increase in non-operating expense, net was primarily attributable to the $58.8 million increase in antitrust class action settlements and regulatory costs. Also contributing to the increase in non-operating expense, net was a $5.0 million unfavorable change from foreign exchange adjustments derived from currency fluctuations in the Thai Bhat, Chinese Yuan, British pound, Euro, and Mexican Peso and a $4.0 million decrease in R&D grant reimbursements. Partially offsetting these unfavorable changes was a $9.9 million decrease in net interest expense resulting from the refinancing of the Company's term loan in the third quarter of fiscal year 2019.
Income Taxes
Income tax expense of $18.5 million for the six months ended September 30, 2019 increased $11.9 million compared to $6.6 million for the six months ended September 30, 2018. Income tax expense of $18.5 million for the six months ended September 30, 2019 was comprised of $8.7 million of income tax expense related to foreign operations, $9.5 million of federal income tax expense, and $0.3 million of state income tax expense.
Income tax expense of $6.6 million for the six months ended September 30, 2018 was comprised of $6.7 million of income tax expense related to foreign operations and $0.2 million of federal income tax expense offset by $0.3 million of state income tax benefit. The $6.7 million of income tax expense related to foreign operations included a $0.3 million expense related to the final settlement of an uncertain tax position.
The effective tax rates differ from income taxes recorded using a statutory rate largely due to the impact of certain nondeductible items, the relative mix in earnings and losses in various tax jurisdictions, the usage of the net operating losses, and reversal of associated valuation allowances previously recorded on the deferred tax assets.
Equity Income (Loss) from Equity Method Investments
Equity income of $0.2 million for the six months ended September 30, 2019 had a favorable change of $0.2 million compared to equity loss of $5 thousand for the six months ended September 30, 2018. The change was primarily related to a $0.4 million gain associated with the Novasentis acquisition as a result of the Company adjusting its investment balance in Novasentis to fair value prior to its acquisition during the six months ended September 30, 2019. This favorable change was partially offset by an equity loss of $0.3 million from KEMET Jianghai during the six months ended September 30, 2019.

Segment Comparison of the Six Months Ended September 30, 2019 with the Six Months Ended September 30, 2018
The following table reflects each segment’s net sales and operating income (loss) for the six months ended September 30, 2019 and 2018 (amounts in thousands):

	Six Months Ended September 30,
	2019	2018
Net sales:
Solid Capacitors	$481,840	$449,294
Film and Electrolytic	88,513	105,583
MSA	102,286	121,972
Total	$672,639	$676,849
Operating income (loss):
Solid Capacitors	$196,062	$154,351
Film and Electrolytic	(3,951)	5,303
MSA	8,093	13,187
Corporate	(92,714)	(87,665)
Total	$107,490	$85,176
Solid Capacitors
The following table sets forth net sales, operating income and operating income as a percentage of net sales for our Solid Capacitors segment for the six months ended September 30, 2019 and 2018 (amounts in thousands, except percentages):

	Six Months Ended September 30,
	2019		2018
	Amount	% to Net Sales	Amount	% to Net Sales
Tantalum product line net sales	$257,492		$282,367
Ceramic product line net sales	224,348		166,927
Solid Capacitors net sales	$481,840		$449,294
Solid Capacitors operating income	$196,062	40.7%	$154,351	34.4%
Net Sales
Solid Capacitors net sales of $481.8 million for the six months ended September 30, 2019 increased $32.5 million from $449.3 million for the six months ended September 30, 2018. The increase in net sales was primarily driven by a $57.4 million increase in Ceramics net sales, consisting of a $36.1 million increase in distributor net sales across all regions, a $12.6 million increase in EMS net sales across all regions, and an $8.8 million increase in OEM net sales across all regions except for the JPKO region. The increase in Solid Capacitors net sales was partially offset by a $24.9 million decrease in Tantalum net sales driven by a $28.9 million decrease in distributor net sales across all regions except for the JPKO region. Also contributing to the decrease in Tantalum net sales was a $1.4 million decrease in OEM net sales across the EMEA and JPKO regions and a $1.3 million decrease in EMS net sales in the Americas region. Tantalum net sales benefited from a $5.4 million increase in OEM net sales across the Americas and APAC regions, a $0.7 million increase in distributor net sales in the JPKO region, and a $0.7 million increase in EMS net sales across the APAC and EMEA regions. Solid Capacitors net sales was unfavorably impacted by $3.8 million from foreign currency exchange due to the change in the value of the Euro compared to the U.S. Dollar.
Segment Operating Income
Segment operating income of $196.1 million for the six months ended September 30, 2019 increased $41.7 million from $154.4 million for the six months ended September 30, 2018. The increase in operating income was primarily a result of a $41.6 million increase in gross margin, which was driven by continued variable margin improvement resulting from manufacturing process improvements, vertical integration, and ongoing restructuring activities, as well as an increase in net sales due to a favorable shift in sales mix and channel. Price increases for certain products also contributed to the increase in net sales and gross margin. Also contributing to the increase in operating income was a $2.8 million decrease in SG&A expenses and a $0.2 million decrease in net loss on write down and disposal of long-lived assets. Partially offsetting these improvements was a $1.6 million increase in restructuring charges and a $1.2 million increase in R&D expenses for the six months ended September 30, 2019 compared to the six months ended September 30, 2018.
Film and Electrolytic
The following table sets forth net sales, operating income (loss) and operating income (loss) as a percentage of net sales for our Film and Electrolytic segment for the six months ended September 30, 2019 and 2018 (amounts in thousands, except percentages):

	Six Months Ended September 30,
	2019		2018
	Amount	% to Net Sales	Amount	% to Net Sales
Net sales	$88,513		$105,583
Operating income (loss)	(3,951)	(4.5)%	5,303	5.0%

Net Sales
Film and Electrolytic net sales of $88.5 million for the six months ended September 30, 2019 decreased $17.1 million from $105.6 million for the six months ended September 30, 2018. The decrease in net sales was primarily driven by a $10.2 million decrease in distributor net sales across the Americas, APAC, and EMEA regions, a $7.8 million decrease in OEM net sales across the APAC and EMEA regions, and a $1.5 million decrease in EMS net sales in the EMEA region. The decrease in Film and Electrolytic net sales was partially offset by a $2.0 million increase in EMS net sales in the Americas region. Film and Electrolytic net sales was unfavorably impacted by $3.4 million from foreign currency exchange due to the change in the value of the Euro compared the U.S. Dollar.
Segment Operating Income (Loss)
Segment operating loss of $4.0 million for the six months ended September 30, 2019 decreased $9.3 million from segment operating income of $5.3 million for the six months ended September 30, 2018. The decrease in operating income was primarily attributable to a $4.7 million decrease in gross margin, which was due to a decrease in net sales and an unfavorable change in sales channel and region mix. The decrease was also attributable to a $2.9 million increase in restructuring charges, a $0.9 million increase in net loss on write down and disposal of long-lived assets, and a $0.8 million increase in R&D expenses. Partially offsetting these unfavorable changes to operating income was a $0.1 million decrease in SG&A expenses.
Electro-magnetic, Sensors & Actuators
The following table sets forth net sales, operating income, and operating income as a percentage of net sales for our MSA segment for the six months ended September 30, 2019 (amounts in thousands, except percentages):

	Six Months Ended September 30,
	2019		2018
	Amount	% to Net Sales	Amount	% to Net Sales
Net sales	$102,286		$121,972
Operating income	8,093	7.9%	13,187	10.8%

Net Sales
MSA net sales of $102.3 million for the six months ended September 30, 2019 decreased $19.7 million from $122.0 million for the six months ended September 30, 2018. The decrease in net sales was primarily driven by a $19.8 million decrease in OEM net sales across the APAC and JPKO regions. Also contributing to the decrease in net sales was a $1.5 million decrease in distributor net sales in the APAC region. The decrease in MSA net sales was partially offset by a $1.4 million increase in distributor net sales across the Americas and EMEA regions and a $0.4 million increase in EMS net sales in the APAC region. MSA net sales was favorably impacted by $1.2 million from foreign currency exchange due to the change in the value of the Japanese Yen compared to the U.S. dollar.

Segment Operating Income
Segment operating income of $8.1 million for the six months ended September 30, 2019 decreased $5.1 million from segment operating income of $13.2 million in the six months ended September 30, 2018. The decrease in operating income was primarily a result of a $10.0 million decrease in gross margin, which was driven by a decrease in net sales and an unfavorable shift in sales mix. Also contributing to the decrease in operating income was a $0.2 million increase in restructuring charges. Partially offsetting these unfavorable changes to operating income was a $4.9 million decrease in SG&A expenses and a $0.1 million decrease in R&D expenses.

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
TOKIN Term Loan Facility
On October 29, 2018, the Company entered into a JPY 33.0 billion Term Loan Agreement (the “TOKIN Term Loan Facility”) by and among TOKIN Corporation (“TOKIN”), the lenders party thereto (the “Lenders”) and Sumitomo Mitsui Trust Bank, Limited in its capacity as agent (the “Agent”), arranger and Lender. Funding for the TOKIN Term Loan Facility occurred on November 7, 2018. The proceeds, which were net of an arrangement fee withheld from the funding amount, were JPY 32.1 billion, or approximately $283.9 million using the exchange rate as of November 7, 2018. The carrying value of the TOKIN Term Loan Facility at September 30, 2019 was $271.7 million.
Revolving Line of Credit
The revolving line of credit has a facility amount of up to $75.0 million, which is based on factors including outstanding eligible accounts receivable, inventory, and equipment collateral.
As of September 30, 2019, there were no borrowings under the revolving line of credit, and the Company’s available borrowing capacity, which is based on factors including outstanding eligible accounts receivable, inventory and equipment collateral, under the Revolver Amendment was $60.1 million.
Customer Advances
As of September 30, 2019, the Company has received a total of $35.0 million in customer advances from three separate customers (“Customer Capacity Agreements”). The Customer Capacity Agreements are being used to fund the expansion of capacity for various electronic components that are sold to these customers. Since the debt is non-interest bearing, the Company has recorded debt discounts on the advances. These discounts will be amortized over the expected life of the Advances through interest expense. The carrying value of this debt at September 30, 2019 was $27.6 million.
During the six months ended September 30, 2019, the Company had $19.9 million in capital expenditures related to the Customer Capacity Agreements. As of September 30, 2019, the Company had $0.6 million in cash that was restricted to be used to fund these Investments. Restricted cash is recorded within “Prepaid expenses and other current assets” in the Condensed Consolidated Balance Sheets.
Short-Term Liquidity
Cash and cash equivalents as of September 30, 2019 of $192.7 million decreased $15.2 million from $207.9 million as of March 31, 2019. Our net working capital (current assets less current liabilities) as of September 30, 2019 was $360.2 million compared to $363.6 million as of March 31, 2019. Cash and cash equivalents held by our foreign subsidiaries totaled $120.7 million and $139.6 million at September 30, 2019 and March 31, 2019, respectively, with the decrease primarily driven by lower cash in Taiwan and Thailand. Our operating income outside the U.S. is not deemed to be permanently reinvested in foreign jurisdictions. However, we currently do not intend nor foresee a need to repatriate cash and cash equivalents held by foreign subsidiaries. If these funds are needed for our operations in the U.S., we may be required to accrue U.S. withholding taxes on the distributed foreign earnings.
Based on our current operating plans, we believe domestic cash and cash equivalents, including expected cash generated from operations, are sufficient to fund our operating requirements for at least the next twelve months, including $74.3 million in payments for antitrust class action settlements and regulatory costs, $29.2 million in debt principal payments, $11.6 million in anticipated cash dividends (subject to approval by the Board of Directors of the Company), approximately $6.2 million in interest payments, and $1.7 million in restructuring payments. As of September 30, 2019, our borrowing capacity, which is based on factors including outstanding eligible accounts receivable, inventory and equipment collateral, under the revolving line of credit was $60.1 million. The revolving line of credit expires on April 28, 2022.
Cash, cash equivalents, and restricted cash decreased $14.7 million for the six months ended September 30, 2019, as compared to a decrease of $23.8 million during the six months ended September 30, 2018.

The following table provides a summary of cash flows for the periods presented (amounts in thousands):

	Six months ended September 30,
	2019	2018
Net cash provided by (used in) operating activities	$51,670	$32,999
Net cash provided by (used in) investing activities	(71,676)	(40,702)
Net cash provided by (used in) financing activities	5,598	(7,644)
Effect of foreign currency fluctuations on cash, cash equivalents, and restricted cash	(252)	(8,452)
Net increase (decrease) in cash, cash equivalents, and restricted cash	$(14,660)	$(23,799)
Operating
During the six months ended September 30, 2019, cash provided by operating activities totaled $51.7 million, compared to cash provided by operating activities of $33.0 million during the six months ended September 30, 2018. During the six months ended September 30, 2019, cash provided by operating activities was positively impacted by net income and a $15.2 million decrease in operating liabilities. Operating cash flows were negatively impacted by the effects of a $46.2 million increase in operating assets.
During the six months ended September 30, 2018, cash provided by operating activities was positively impacted by net income. Operating cash flows were negatively impacted by the effects of a $58.0 million decrease in operating liabilities and a $20.0 million increase in operating assets.
Investing
During the six months ended September 30, 2019 and 2018, cash used in investing activities totaled $71.7 million and $40.7 million, respectively. During the six months ended September 30, 2019, cash used in investing activities included capital expenditures of $73.4 million, primarily related to expanding capacity at our manufacturing locations in Mexico, China, Thailand, and Japan, as well as information technology projects in the United States. Customer Capacity Agreements made up $19.9 million of the $73.4 million in capital expenditures. Additionally, the Company made a contribution of $2.0 million to KEMET Jianghai and used $1.3 million in cash to purchase the remaining ownership interests in Novasentis. Partially offsetting these uses of cash was the receipt of $4.5 million from the settlement of the net investment hedge and $0.4 million in dividends.
During the six months ended September 30, 2018, cash used in investing activities included capital expenditures of $40.5 million, primarily related to expanding capacity at our manufacturing locations in Mexico, Portugal, China, Thailand, and Japan, as well as information technology projects in the United States. Additionally, we made an initial contribution to KEMET Jianghai of $1.0 million. Partially offsetting these uses of cash was the receipt of $0.8 million in dividends.
Financing
During the six months ended September 30, 2019 cash provided by financing activities totaled $5.6 million and during the six months ended September 30, 2018 cash used in financing activities totaled $7.6 million. During the six months ended September 30, 2019, the Company received $21.5 million in loan proceeds from customers related to the Customer Capacity Agreements. Additionally, the Company received $6.5 million upon the termination of cross-currency swaps. Partially offsetting these cash inflows was $13.1 million in long-term debt repayments on the TOKIN Term Loan Facility, $5.8 million in dividend payments and $2.8 million used to settle cash flow hedges.
During the six months ended September 30, 2018, cash used in financing activities included $8.6 million in long-term debt repayments on the Company's term loan that was fully paid down during fiscal year 2019. Partially offsetting this use of cash was $0.5 million in proceeds from customer advances and $0.5 million in proceeds from the exercise of stock options.

Commitments
With the exception of the items noted below, our commitments have not materially changed from those disclosed in the Company’s 2019 Form 10-K. An update to our contractual obligations is as follows (amounts in thousands):

		Payment Due by Period
Contractual obligations	Total	Year 1	Years 2 - 3	Years 4 - 5	More than 5 years
Debt obligations	$321,844	$29,164	$64,784	$219,377	$8,519
Antitrust settlements and regulatory costs (1)	85,464	74,334	10,148	982	—
_________________
(1) In addition to amounts reflected in the table, an additional $2.9 million has been recorded in the line item "Accrued expenses," for which the timing of payment has not been determined.

Non-GAAP Financial Measures
To complement our Condensed Consolidated Statements of Operations and Cash Flows, we use non-GAAP financial measures of Adjusted gross margin, Adjusted SG&A expenses, Adjusted operating income, Adjusted net income, EBITDA, Adjusted EBITDA, and certain related ratios. Management believes that these non-GAAP financial measures are complements to GAAP amounts and such measures are useful to investors. The presentation of these non-GAAP measures is not meant to be considered in isolation or as an alternative to net income as an indicator of our performance, or, in the case of EBITDA, as an alternative to cash flows from operating activities as a measure of liquidity.
    The following table provides a reconciliation from non-GAAP Adjusted gross margin to GAAP gross margin, the most directly comparable GAAP measure (amounts in thousands, except percentages):

	Three Months Ended September 30,		Six Months Ended September 30,
	2019	2018	2019	2018
Net sales	$327,397	$349,233	$672,639	$676,849
Cost of sales	213,727	235,668	437,341	468,463
Gross margin (GAAP)	$113,670	$113,565	$235,298	$208,386
Gross margin as a % of net sales	34.7%	32.5%	35.0%	30.8%
Non-GAAP adjustments:
Plant start-up costs	(34)	1,361	—	2,114
Stock-based compensation expense	982	686	1,856	1,275
Adjusted gross margin (non-GAAP)	$114,618	$115,612	$237,154	$211,775
Adjusted gross margin (non-GAAP) as a % of net sales	35.0%	33.1%	35.3%	31.3%
The following table provides a reconciliation from non-GAAP Adjusted SG&A expenses to GAAP SG&A expenses, the most directly comparable GAAP measure (amounts in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2019	2018	2019	2018
SG&A expenses (GAAP)	$49,327	$52,258	$97,212	$100,800
Non-GAAP adjustments:
ERP integration costs/IT transition costs	1,508	1,593	2,723	3,243
Stock-based compensation expense	3,047	3,647	4,782	7,049
Legal expenses related to antitrust class actions	2,528	1,740	5,087	3,026
Contingent consideration fair value adjustment	32	—	32	—
Adjusted SG&A expenses (non-GAAP)	$42,212	$45,278	$84,588	$87,482
The following table provides a reconciliation from non-GAAP Adjusted operating income to GAAP operating income, the most directly comparable GAAP measure (amounts in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2019	2018	2019	2018
Operating income (GAAP)	$49,090	$50,000	$107,490	$85,176
Non-GAAP adjustments:
Restructuring charges	2,920	—	5,128	(96)
ERP integration/IT transition costs	1,508	1,593	2,723	3,243
Stock-based compensation expense	4,146	4,417	6,871	8,477
Legal expenses related to antitrust class actions	2,528	1,740	5,087	3,026
Plant start-up costs	(34)	1,361	—	2,114
(Gain) loss on write down and disposal of long-lived assets	59	312	1,019	823
Contingent consideration fair value adjustment	32	—	32	—
Adjusted operating income (non-GAAP)	$60,249	$59,423	$128,350	$102,763

The following table provides a reconciliation from non-GAAP Adjusted net income to GAAP net income, the most directly comparable GAAP measure (amounts in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2019	2018	2019	2018
Net income (loss) (GAAP)	$(15,260)	$37,141	$25,080	$72,361
Non-GAAP adjustments:
Restructuring charges	2,920	—	5,128	(96)
R&D grant reimbursements and grant income	19	—	(16)	(4,087)
ERP integration/IT transition costs	1,508	1,593	2,723	3,243
Stock-based compensation expense	4,146	4,417	6,871	8,477
Settlements, regulatory costs, and legal expenses related to antitrust class actions	65,626	6,060	68,185	7,308
Net foreign exchange (gain) loss	(2,297)	193	(2,786)	(7,328)
Equity (income) loss from equity method investments	(472)	(64)	(222)	5
Plant start-up costs	(34)	1,361	—	2,114
(Gain) loss on write down and disposal of long-lived assets	59	312	1,019	823
Income tax effect of non-GAAP adjustments	(16,958)	(164)	(18,526)	287
Contingent consideration fair value adjustment	32	—	32	—
Adjusted net income (non-GAAP)	$39,289	$50,849	$87,488	$83,107
The following table provides a reconciliation from EBITDA and non-GAAP Adjusted EBITDA to GAAP net income, the most directly comparable GAAP measure (amounts in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2019	2018	2019	2018
Net income (loss) (GAAP)	$(15,260)	$37,141	$25,080	$72,361
Non-GAAP adjustments:
Interest expense, net	1,939	6,912	3,675	13,570
Income tax expense	1,700	2,000	18,500	6,600
Depreciation and amortization	15,117	12,545	29,376	25,642
EBITDA (non-GAAP)	3,496	58,598	76,631	118,173
Excluding the following items:
Restructuring charges	2,920	—	5,128	(96)
R&D grant reimbursements and grant income	19	—	(16)	(4,087)
ERP integration/IT transition costs	1,508	1,593	2,723	3,243
Stock-based compensation expense	4,146	4,417	6,871	8,477
Settlements, regulatory costs, and legal expenses related to antitrust class actions	65,626	6,060	68,185	7,308
Net foreign exchange (gain) loss	(2,297)	193	(2,786)	(7,328)
Equity (income) loss from equity method investments	(472)	(64)	(222)	5
Plant start-up costs	(34)	1,361	—	2,114
(Gain) loss on write down and disposal of long-lived assets	59	312	1,019	823
Contingent consideration fair value adjustment	32	—	32	—
Adjusted EBITDA (non-GAAP)	$75,003	$72,470	$157,565	$128,632
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
EBITDA represents net income before income tax expense, interest expense, net, and depreciation and amortization expense. We present EBITDA as a supplemental measure of our ability to service debt. We believe EBITDA is an appropriate supplemental measure of debt service capacity because cash expenditures on interest are, by definition, available to pay interest, and tax expense is inversely correlated to interest expense because tax expense goes down as deductible interest expense goes up; and depreciation and amortization are non-cash charges.
We also present Adjusted EBITDA, which is EBITDA excluding adjustments that are outlined in the quantitative reconciliation provided above, as a supplemental measure of our performance and because we believe this measure is frequently used by securities analysts, investors, and other interested parties in the evaluation of companies in our industry. The items excluded from Adjusted EBITDA are excluded in order to better reflect our continuing operations.
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
Because of these limitations, Adjusted EBITDA should not be considered as a measure of discretionary cash available to us to invest in the growth of our business or as a measure of cash that will be available to us to meet our obligations. You should compensate for these limitations by relying primarily on our GAAP results and using Adjusted EBITDA only supplementally.

Off-Balance Sheet Arrangements
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of September 30, 2019, the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, has performed an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) in ensuring that information required to be disclosed by the Company in its reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms, and that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding continued disclosure. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2019 (the end of the period covered by this Quarterly Report on Form 10-Q), due to a material weakness in internal controls over financial reporting, as further described in our 2019 Annual Report on Form 10-K filed with the SEC on May 30, 2019.
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

Changes in Internal Control over Financial Reporting
There have not been any changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings
“Item 3. Legal Proceedings” of our 2019 Form 10-K includes a discussion of our legal proceedings. Except as described below, there have been no material changes from the Company’s legal proceedings described in our 2019 Form 10-K and in Part II. Item 1-Legal Proceedings in the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2019.
As previously reported, KEMET and KEC, along with more than 20 other capacitor manufacturers and subsidiaries (including TOKIN, as reported in “Item 3. Legal Proceedings” of our Form 10-K for the year ended March 31, 2019, are defendants in a purported antitrust class action complaint, In re: Capacitors Antitrust Litigation, No. 3:14-cv-03264-JD, filed on December 4, 2014 with the United States District Court, Northern District of California (the "U.S. Class Action Complaint”). The complaint alleges a violation of Section 1 of the Sherman Act, for which it seeks injunctive and equitable relief and money damages. On November 8, 2019 KEMET and KEC entered into a settlement agreement (the “Settlement Agreement”) with the plaintiffs in the U.S. Class Action Complaint by which, in consideration for the release of KEMET, KEC, and their affiliates from all claims relating in any way to the conduct alleged in the U.S. Class Action Complaint and from claims which could have been asserted in the U.S. Class Action Complaint to the extent they relate to the sale of capacitors in the United States, KEMET agreed to pay an aggregate of $62.0 million to the settlement class of plaintiffs. The Settlement Agreement is subject to court approval. Pursuant to the terms of the Settlement Agreement, $10.0 million will be paid by KEMET into an escrow account within 30 calendar days of the date of the Settlement Agreement and the remaining amount will be paid by KEMET within 12 months of the date of the Settlement Agreement. Under the terms of the Settlement Agreement KEMET and KEC did not admit to any violation of any statute or law or any liability or wrongdoing.
As previously reported, TOKIN had been named as one of eight defendants in two U.S. class action antitrust lawsuits (In Re: Lithium Ion Batteries Antitrust Litigation, 13-MD-02420-YGR, United States District Court, Northern District of California) (the “Battery Class Action Suits”) regarding the sale of lithium ion batteries brought on behalf of direct product purchasers and indirect product purchasers. On May 16, 2018, the Court granted final approval to a settlement agreement by which, in consideration of the release of TOKIN and its subsidiaries from claims asserted in the Battery Class Action Suits, TOKIN agreed to pay $4.95 million to the settlement class of direct product purchasers. Prior to final court approval, TOKIN had paid the settlement amount into an escrow account on January 18, 2018. On August 27, 2019, the Court granted final approval to a settlement agreement by which, in consideration of the release of TOKIN and its subsidiaries from claims asserted in the Battery Class Action Suits, TOKIN agreed to pay $2.0 million to the settlement class of indirect product purchasers. Prior to final court approval, TOKIN had paid the settlement amount into an escrow account on January 25, 2019.

As previously reported, on July 2, 2018, TOKIN and TOKIN America Inc. were named as two of 20 defendants in a purported U.S. class action antitrust lawsuit, In re: Inductors Antitrust Litigation, No. 5:18-cv-00198-EJD-NC, filed in the United States District Court, Northern District of California, regarding the sale of inductors brought on behalf of direct product purchasers. The complaint alleged violations of Sections 1 and 3 of the Sherman Act, for which it sought injunctive and equitable relief and money damages. On September 24, 2019, the Court granted the defendants’ motion to dismiss the lawsuit; the plaintiffs were granted leave to amend the complaint, which amended complaint must be filed no later than November 17, 2019.
As of September 30, 2019, the Company's accrual for antitrust and civil litigation claims totaled $88.4 million. This amount includes the best estimate of losses which may result from the ongoing antitrust investigations, civil litigation and claims. However, the actual outcomes could differ from what has been accrued.
Item 1A. Risk Factors
Other than the following, there have been no material changes in our risk factors from those disclosed in Part I, Item 1A Risk Factors, of the Company’s 2019 Annual Report.
Completion of the merger with Yageo Corporation is subject to the satisfaction of certain conditions and the failure to complete the merger could adversely affect our financial condition, results of operations, and the share price of our common stock.
Completion of the merger with Yageo Corporation (“Yageo”) is subject to conditions beyond our control that may prevent, delay, or otherwise adversely affect its completion in a material way, including the approval of the Company’s stockholders and, if required by law, the approval of Yageo’s stockholders, in addition to regulatory approvals, including antitrust approvals and Committee on Foreign Investment in the United States (“CFIUS”) approval. If the current market price of our common stock reflects an assumption that the merger will be completed, the share price of our common stock may decrease if the merger is not consummated. In addition, the Agreement with Yageo provides that we will be required to pay

Yageo a termination fee of $63.8 million in certain circumstances, including if we terminate the merger agreement to accept a “superior proposal” (as defined in the Agreement). Furthermore, a failure to complete the merger may result in negative publicity and a negative impression of us in the investment community. Any disruption to our business resulting from the announcement and pendency of the merger and from intensifying competition from our competitors, including any adverse changes in our relationships with our customers, users, partners and suppliers, could continue or accelerate in the event of a failure to consummate the merger. There can be no assurance that our business, our relationships with customers, users, partners and suppliers, or our financial condition will not be adversely affected, as compared to the condition prior to the announcement of the merger, if the merger is not consummated.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
We did not sell any of our equity securities during the six months ended September 30, 2019 that were not registered under the Securities Act of 1933, as amended.
Repurchase of Equity Securities
There were no repurchases of the Company's equity securities during the quarter ended September 30, 2019.

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

Exhibit 10.1	Form of Change in Control Severance Compensation Agreement for fiscal year 2020 and thereafter*
Exhibit 31.1	Rule 13a-14(a)/15d-14(a) Certification - Principal Executive Officer
Exhibit 31.2	Rule 13a-14(a)/15d-14(a) Certification - Principal Financial Officer
Exhibit 32.1	Section 1350 Certification - Principal Executive Officer
Exhibit 32.2	Section 1350 Certification - Principal Financial Officer
Exhibit 101
The following financial information from KEMET Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations for the three and six months ended September 30, 2019 and 2018, (ii) Condensed Consolidated Balance Sheets at September 30, 2019 and March 31, 2019, (iii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended September 30, 2019 and 2018, (iv) Condensed Consolidated Statements of Cash Flows for the three and six months ended September 30, 2019, and 2018, and (v) the Notes to Condensed Consolidated Financial Statements.

Exhibit 104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Exhibit is a management contract or a compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	November 12, 2019
KEMET Corporation

	By:	/s/ GREGORY C. THOMPSON
Gregory C. Thompson
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)
(Duly Authorized Officer)