Form 10-Q
period 2019-12-31
KEMET CORP
filed 2020-02-06
CIK 887730

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2019
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

The number of shares outstanding of the registrant’s common stock, par value $0.01 per share, as of February 4, 2020 was 58,267,955.

KEMET CORPORATION AND SUBSIDIARIES
Form 10-Q for the Quarter ended December 31, 2019

INDEX

Page
PART I FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets at December 31, 2019 and March 31, 2019	3

Condensed Consolidated Statements of Operations for the Three and Nine Months Ended December 31, 2019 and December 31, 2018	4

Condensed Consolidated Statements of Comprehensive Income (Loss) for the Three and Nine Months Ended December 31, 2019 and December 31, 2018	5

Condensed Consolidated Statements of Cash Flows for the Nine Months Ended December 31, 2019 and December 31, 2018	6

Notes to the Condensed Consolidated Financial Statements	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	36

Item 3. Quantitative and Qualitative Disclosures About Market Risk	62

Item 4. Controls and Procedures	62

PART II OTHER INFORMATION

Item 1. Legal Proceedings	63

Item 1A. Risk Factors	64

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	66

Item 3. Defaults Upon Senior Securities	66

Item 4. Mine Safety Disclosures	66

Item 5. Other Information	66

Item 6. Exhibits	67

Exhibit 2.1
Exhibit 3.1
Exhibit 3.2
Exhibit 10.1
Exhibit 10.2
Exhibit 10.3
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2
Exhibit 101
Exhibit 104

PART I - FINANCIAL INFORMATION
Item 1 - Financial Statements

KEMET CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Amounts in thousands, except per share data)
(Unaudited)

	December 31, 2019	March 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$208,448	$207,918
Accounts receivable, net	142,007	154,059
Inventories, net	263,123	241,129
Prepaid expenses and other current assets	42,044	38,947
Total current assets	655,622	642,053
Property, plant and equipment, net of accumulated depreciation of $911,634 and $880,451 as of December 31, 2019 and March 31, 2019, respectively	548,594	495,280
Goodwill	40,294	40,294
Intangible assets, net	55,117	53,749
Equity method investments	16,641	12,925
Deferred income taxes	47,871	57,024
Other assets	48,193	16,770
Total assets	$1,412,332	$1,318,095

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$29,032	$28,430
Accounts payable	111,465	153,287
Accrued expenses	130,991	93,761
Income taxes payable	3,981	2,995
Total current liabilities	275,469	278,473
Long-term debt	282,746	266,041
Other non-current obligations	153,025	125,360
Deferred income taxes	13,779	8,806
Total liabilities	725,019	678,680
Stockholders’ equity:
Preferred stock, par value $0.01, authorized 10,000 shares, none issued	—	—
Common stock, par value $0.01, authorized 175,000 shares, issued 58,267 and 57,822 shares at December 31, 2019 and March 31, 2019, respectively	583	578
Additional paid-in capital	471,641	465,366
Retained earnings	240,074	204,195
Accumulated other comprehensive income (loss)	(24,985)	(30,724)
Total stockholders’ equity	687,313	639,415
Total liabilities and stockholders’ equity	$1,412,332	$1,318,095

 See accompanying notes to the unaudited condensed consolidated financial statements.

KEMET CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Amounts in thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2019	2018	2019	2018
Net sales	$294,741	$350,175	$967,380	$1,027,024
Operating costs and expenses:
Cost of sales	201,560	226,425	638,901	694,888
Selling, general and administrative expenses	50,031	48,271	147,243	149,071
Research and development	12,624	11,357	37,073	33,040
Restructuring charges	802	1,718	5,930	1,622
(Gain) loss on write down and disposal of long-lived assets	1,076	788	2,095	1,611
Total operating costs and expenses	266,093	288,559	831,242	880,232
Operating income	28,648	61,616	136,138	146,792
Non-operating (income) expense
Interest income	(904)	(572)	(2,525)	(1,325)
Interest expense	2,803	4,480	8,099	18,803
Antitrust class action settlements and regulatory costs	1,597	281	64,695	4,563
Other (income) expense, net	3,091	13,725	450	2,083
Income before income taxes and equity income (loss) from equity method investments	22,061	43,702	65,419	122,668
Income tax expense	5,400	2,600	23,900	9,200
Income before equity income (loss) from equity method investments	16,661	41,102	41,519	113,468
Equity income (loss) from equity method investments	(59)	(296)	163	(301)
Net income	$16,602	$40,806	$41,682	$113,167

Net income per basic share	$0.28	$0.70	$0.71	$1.96
Net income per diluted share	$0.28	$0.69	$0.70	$1.91

Weighted-average shares outstanding:
Basic	58,646	58,010	58,509	57,717
Diluted	59,529	59,111	59,328	59,116

See accompanying notes to the unaudited condensed consolidated financial statements.

KEMET CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Amounts in thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2019	2018	2019	2018
Net income	$16,602	$40,806	$41,682	$113,167
Other comprehensive income (loss), net of tax:
Foreign currency translation gains (losses)	14,160	(5,152)	9,373	(32,504)
Defined benefit pension plans	160	139	486	426
Defined benefit post-retirement plan adjustments	(37)	(38)	(111)	(116)
Equity interest in investee's other comprehensive income (loss)	—	8	—	(9)
Cash flow hedges	4,759	(2,605)	(5,392)	(1,855)
Excluded component of fair value hedges	46	(1,835)	1,383	(1,835)
Other comprehensive income (loss)	19,088	(9,483)	5,739	(35,893)
Total comprehensive income (loss)	$35,690	$31,323	$47,421	$77,274

See accompanying notes to the unaudited condensed consolidated financial statements.

KEMET CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Amounts in thousands)(Unaudited)

	Nine Months Ended December 31,
Operating activities:	2019	2018
Net income	$41,682	$113,167
Adjustments to reconcile net income to net cash provided by (used in) operating activities, net of effect of acquisitions:
Depreciation and amortization	45,530	38,405
Equity (income) loss from equity method investments	(163)	301
Non-cash debt and financing costs	3,013	1,085
(Gain) loss on early extinguishment of debt	—	15,988
Stock-based compensation expense	9,258	10,011
(Gain) loss on write down and disposal of long-lived assets	2,095	1,611
Pension and other post-retirement benefits	4,009	3,823
Change in deferred income taxes	13,430	1,395
Change in operating assets	(7,697)	(42,130)
Change in operating liabilities	(20,327)	(61,485)
Other	(95)	556
Net cash provided by (used in) operating activities	90,735	82,727
Investing activities:
Capital expenditures	(104,129)	(77,650)
Proceeds from sale of assets	—	169
Acquisitions, net of cash received	(1,294)	—
Proceeds from dividend	433	776
Contributions to equity method investments	(5,000)	(2,000)
Net investment hedge settlement	4,536	—
Net cash provided by (used in) investing activities	(105,454)	(78,705)
Financing activities:
Payments of long-term debt	(13,149)	(332,063)
Proceeds from long-term debt	—	283,853
Customer advances related to customer capacity agreements	31,611	9,495
Proceeds from termination of derivative instruments	6,476	—
Early extinguishment of debt issuance costs	—	(3,234)
Debt issuance costs	—	(1,797)
Cash flow hedge settlement	(2,839)	—
Principal payments on finance leases	(1,153)	—
Proceeds from exercise of stock options	298	480
Payment of dividends	(5,803)	(2,873)
Net cash provided by (used in) financing activities	15,441	(46,139)
Net increase (decrease) in cash, cash equivalents and restricted cash	722	(42,117)
Effect of foreign currency fluctuations on cash, cash equivalents and restricted cash	1,221	(7,236)
Cash, cash equivalents, and restricted cash, at beginning of fiscal period	207,918	286,846
Cash, cash equivalents, and restricted cash, at end of fiscal period	209,861	237,493
Less: Restricted cash at end of period	1,413	3,134
Cash and cash equivalents at end of period	$208,448	$234,359

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
The accompanying Condensed Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiaries. In consolidation, all intercompany amounts and transactions have been eliminated. Net sales and operating results for the three and nine months ended December 31, 2019 are not necessarily indicative of the results to be expected for the full year.
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
ROU assets and the short-term and long-term lease liabilities from operating leases are included in “Other assets,” “Accrued expenses,” and “Other non-current obligations,” respectively, in the Condensed Consolidated Balance Sheet. The Company's accounting for finance leases (formerly referred to as capital leases prior to the adoption of ASC 842) remains substantially unchanged. Finance leases are not material to the Company's Condensed Consolidated Financial Statements. Refer to Note 16, Leases, for additional information regarding the Company's leases and related transition adjustments.
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
As of December 31, 2019, the Company had $6.8 million of capitalized implementation costs related to hosting arrangements. These capitalized implementation costs will be amortized on a straight-line basis over the expected terms of the hosting arrangements and will be amortized in the line item, “Selling, general, and administrative expenses” in the Condensed Consolidated Statements of Operations.
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
The Company provides a limited assurance warranty on products that meet certain specifications to select customers. The warranty coverage period is generally limited to one year for United States based customers and a length of time commensurate with regulatory requirements or industry practice outside the United States. A warranty cannot be purchased by the customer separately and, as a result, product warranties are not considered to be separate performance obligations. The Company’s liability under these warranties is generally limited to a replacement of the product or refund of the purchase price of the product. Warranty costs were not material for the three and nine months ended December 31, 2019 and 2018.
Shipping and handling costs are included in cost of sales.
Disaggregation of Revenue
Refer to Note 10, “Reportable Segment and Geographic Information” for revenue disaggregated by primary geographical market, sales channel, and major product line.
Contract assets
The Company recognizes an asset from the costs incurred to fulfill a contract if those costs directly relate to an existing or anticipated contract or specific business opportunity, if the costs enhance resources that will be used in satisfying performance obligations in the future, and the costs are expected to be recovered through subsequent sale of product to the customer. The Company has determined that certain direct labor, materials, and allocations of overhead incurred within research and development activities meet the requirements to be capitalized. As most of the Company's contracts and customer specific business opportunities do not include a stated term, the Company amortizes these capitalized costs over the expected product life cycle, which is consistent with the estimated transfer of goods to the customer. Capitalized contract costs were $1.6 million at both December 31, 2019 and March 31, 2019. Capitalized contracts costs are recorded on the Condensed Consolidated Balance Sheets in the line item, “Other assets.” Amortization expense related to the contract costs was $0.1 million and $0.5 million for the three and nine months ended December 31, 2019 respectively, and $0.2 million and $0.6 million for the three and nine months ended December 31, 2018, respectively. There was no impairment loss in relation to the costs capitalized for the three and nine months ended December 31, 2019 and 2018. Amortization expense related to contract assets is recorded on the Condensed Consolidated Statements of Operations in the line item "Cost of sales."
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

•	Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Assets and liabilities measured at fair value on a recurring basis as of December 31, 2019 and March 31, 2019 are as follows (amounts in thousands):

	Carrying Value December 31,	Fair Value December 31,	Fair Value Measurement Using			Carrying Value March 31,	Fair Value March 31,	Fair Value Measurement Using
	2019	2019	Level 1	Level 2 (3)	Level 3	2019	2019	Level 1	Level 2 (3)	Level 3
Assets (Liabilities):
Money markets (1)(2)	$33,694	$33,694	$33,694	$—	$—	$60,687	$60,687	$60,687	$—	$—
Derivative assets	3,193	3,193	—	3,193	—	5,141	5,141		5,141
Derivative liabilities	(3,376)	(3,376)	—	(3,376)	—	—	—	—	—	—
Total debt	(311,778)	(321,492)	—	(321,492)	—	(294,471)	(303,170)	—	(303,170)	—
___________________
(1) Included in the line item “Cash and cash equivalents” on the Condensed Consolidated Balance Sheets.
(2) Certificates of Deposit of $16.7 million and $32.2 million that mature in three months or less are included within the balance as of December 31, 2019 and March 31, 2019, respectively.
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
The largest deferred tax asset consists of net operating loss carryforwards (“NOL”). The measurement of NOLs requires careful evaluation of prior transactions in the Company's stock, and the application of judgment and interpretation on both the nature of the holder and the underlying transaction resulting in changes to the holders. Based on management's evaluation, there has not been a historical change in control that would have limited the availability of NOLs. The Company periodically evaluates its NOLs and other net deferred tax assets based on an assessment of historical performance, ability to forecast future events, and the likelihood that the Company will realize the benefits through future taxable income. The Company makes certain estimates and judgments in the calculation for the provision for income taxes, in the resulting tax liabilities, and in the recoverability of deferred tax assets. Valuation allowances are recorded to reduce the net deferred tax assets to the amount that is more likely than not to be realized. It is reasonably possible that upon examination, tax authorities could propose adjustments to prior positions based on differences in judgments and interpretations, which could result in a significant increase to the Company's unrecognized tax liability balance if adjustments were to be assessed.
For interim reporting purposes, the Company records income taxes based on the expected annual effective income tax rate, taking into consideration global forecasted tax results and the effect of discrete tax events. All deferred tax assets are reported as noncurrent in the Condensed Consolidated Balance Sheets.
Inventories
Inventories are stated at the lower of cost or net realizable value. The components of inventories are as follows (amounts in thousands):

	December 31, 2019	March 31, 2019
Raw materials and supplies	$104,676	$97,119
Work in process	91,317	71,374
Finished goods	87,426	88,175
Subtotal	283,419	256,668
Inventory reserves	(20,296)	(15,539)
Inventories, net	$263,123	$241,129

Recently Issued Accounting Pronouncements
There are currently no accounting standards that have been issued that will have a significant impact on the Company’s financial position, results of operations, or cash flows upon adoption.
Note 2. Yageo Merger
On November 11, 2019, the Company entered into an agreement and plan of merger (the “Agreement”) pursuant to which Yageo Corporation (“Yageo”) will acquire all of the Company’s outstanding shares of common stock for $27.20 per share, subject to the satisfaction (or waiver of) specified conditions (the “Merger”). The consummation of the Merger is subject to customary conditions, including the approval by the Company’s stockholders. Certain further conditions include: (a) obtaining antitrust and other regulatory approvals in the United States and certain other jurisdictions (including, among others, China and Taiwan), (b) absence of any applicable restraining order or injunction prohibiting the Merger, (c) receipt of approval from the Committee on Foreign Investment in the United States (“CFIUS”), (d) obtaining foreign investment approval by the Investment Commission, Ministry of Economic Affairs, Taiwan, (e) the approval of Yageo’s stockholders, if required by applicable law and (f) in the case of Yageo’s obligations to complete the Merger, there not having been any “material adverse effect” (as customarily defined) on the Company. The agreement contains certain restrictions on the conduct of our business prior to the completion of the Merger or the termination of the Agreement, including, among other things, a restriction prohibiting us from paying any dividends or making certain other distributions. Upon consummation of the Merger, the Company would be a fully owned subsidiary of Yageo.
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
In a news release dated February 4, 2020, KEMET announced the Merger with Yageo is proceeding per plan with several key milestones already completed. The transaction is on track to close in the second half of 2020.
Note 3. Acquisition
Novasentis Inc. ("Novasentis")
On July 1, 2019, the Company acquired the remaining 72.1% interest in Novasentis for a preliminary purchase price of $2.7 million. Prior to July 2019, the Company owned 27.9% of Novasentis, a leading developer of film-based haptic actuators, and accounted for its investment using the equity method of accounting.
Note 4. Debt
A summary of debt is as follows (amounts in thousands):

	December 31, 2019	March 31, 2019
TOKIN Term Loan Facility (1)	$270,755	$276,808
Customer Advances (2)	34,647	11,270
Other (3)	6,376	6,393
Total debt	311,778	294,471
Current maturities	(29,032)	(28,430)
Total long-term debt	$282,746	$266,041
_________________
(1) Amount shown is net of discounts, bank issuance costs, and other indirect issuance costs of $7.9 million and $8.7 million at December 31, 2019 and March 31, 2019, respectively.
(2) Amount shown is net of discounts of $10.4 million and $2.1 million at December 31, 2019 and March 31, 2019, respectively.
(3) Amount shown is net of discounts of $0.5 million and $0.6 million at December 31, 2019 and March 31, 2019, respectively.

The line item “Interest expense” on the Condensed Consolidated Statements of Operations for the three and nine months ended December 31, 2019 and 2018, consists of the following (amounts in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2019	2018	2019	2018
Contractual interest expense	$1,636	$4,034	$5,167	$17,775
Capitalized interest	38	(41)	(175)	(161)
Amortization of debt issuance costs	99	53	325	262
Amortization of debt (premium) discount	1,000	383	2,688	780
Imputed interest on acquisition-related obligations	—	14	—	43
Interest expense on finance leases	30	37	94	104
Total interest expense	$2,803	$4,480	$8,099	$18,803

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
The proceeds from the TOKIN Term Loan Facility were used, along with other cash on hand by the Company to prepay in full the outstanding amounts under the Company's previous term loan of $323.4 million and a prepayment premium of 1.0%, or $3.2 million.
The TOKIN Term Loan Facility consists of (i) a JPY 16.5 billion (approximately $146.0 million using the exchange rate as of November 7, 2018) Term Loan A tranche (the “Term Loan A”) and (ii) a JPY 16.5 billion (approximately $146.0 million using the exchange rate as of November 7, 2018) Term Loan B tranche (the “Term Loan B” and, together with the Term Loan A, collectively, the “Term Loans”). Principal payments under Term Loan A are required semi-annually, in the amount of JPY 1.4 billion (approximately $12.7 million using the exchange rate as of December 31, 2019), while the principal of Term Loan B is due in one payment at maturity. At each reporting period, the carrying value of the loan is translated from Japanese Yen to U.S. Dollars using the spot exchange rate as of the end of the reporting period.
Interest payments are due semi-annually on the Term Loans, with the interest rate based on a margin over the six-month Japanese TIBOR. The applicable margin for Term Loan A is 2.00% and for Term Loan B is 2.25%. Japanese TIBOR at December 31, 2019 was 0.13%.
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
Revolving Line of Credit
In connection with the closing of the TOKIN Term Loan Facility on October 29, 2018, the Company entered into Amendment No. 10 to the Loan and Security Agreement, Waiver and Consent (the “Revolver Amendment”), by and among KEMET Corporation, KEMET Electronics Corporation (“KEC”), the other borrowers named therein, the financial institutions party thereto as lenders and Bank of America, N.A., a national banking association, as agent for the lenders. The Revolver Amendment provides the Company with, among other things, increased flexibility for certain restricted payments (including dividends), and also released certain pledges that allowed the Company to obtain the TOKIN Term Loan Facility in order to pay in full the Company's prior term loan. The revolving line of credit has a facility amount of up to $75.0 million, which is based on factors including outstanding eligible accounts receivable, inventory, and equipment collateral. There were no borrowings under the revolving line of credit during the quarter ended December 31, 2019, and the Company’s available borrowing capacity under the revolving line of credit was $62.2 million as of December 31, 2019.

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
As of December 31, 2019, the Company has received a total of $45.0 million in Advances. Since the debt is non-interest bearing, the Company has recorded debt discounts on the Advances. These discounts will be amortized over the expected life of the Advances through interest expense. During the nine months ended December 31, 2019, the Company had $28.0 million in capital expenditures related to the Customer Capacity Agreements.
As of December 31, 2019, the Company had $1.4 million in cash that was restricted to be used to fund these Investments. Restricted cash is recorded within “Prepaid expenses and other current assets” in the Condensed Consolidated Balance Sheets.
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
TOKIN has a short term borrowing pursuant to an agreement with The 77 Bank Limited in the amount of 350.0 million Yen (or $3.2 million), at an interest rate of 0.53% (Japanese TIBOR plus 40 basis points). The loan was originally due in September 2019 and was extended to September 2020. The loan agreement automatically renews for successive one year periods if both parties choose not to terminate or modify it.

Note 5. Goodwill and Intangible Assets
The following table highlights the Company’s intangible assets (amounts in thousands):

	December 31, 2019			March 31, 2019
	Carrying Amount	Accumulated Amortization	Net Amount	Carrying Amount	Accumulated Amortization	Net Amount
Indefinite Lived Intangible Assets:
Trademarks	$15,314	$—	$15,314	$15,151	$—	$15,151
In-process research and development (1)	3,279	—	3,279	—	—	—
Total indefinite lived intangibles (2)	18,593	—	18,593	15,151	—	15,151
Amortizing Intangibles:
Patents and acquired technology (3 - 18 years) (2)	27,755	(13,293)	14,462	26,662	(12,046)	14,616
Customer relationships (10 - 21 years)	38,352	(16,290)	22,062	37,850	(13,868)	23,982
Other	214	(214)	—	214	(214)	—
Total amortizing intangibles	66,321	(29,797)	36,524	64,726	(26,128)	38,598
Total intangible assets	$84,914	$(29,797)	$55,117	$79,877	$(26,128)	$53,749
_________________
(1) In-process research and development relates to haptic actuator products under development and expected to be commercialized in the future. In-process research and development was capitalized upon the acquisition of Novasentis. Refer to Note 3, “Acquisition” for more details on the Novasentis acquisition.
(2) Amounts capitalized for Novasentis are estimates based upon the preliminary purchase price allocation. These amounts are subject to change pending further review of the acquired business.
For the three months ended December 31, 2019 and 2018, amortization related to intangibles was $1.2 million and $1.1 million, respectively, consisting of amortization related to patents and acquired technology of $0.4 million for each period and amortization related to customer relationships of $0.8 million and $0.7 million, respectively. For the nine months ended December 31, 2019 and 2018, amortization related to intangibles was $3.6 million and $3.4 million, respectively, consisting of amortization related to patents and acquired technology of $1.2 million and $1.1 million, respectively, and amortization related to customer relationships of $2.3 million for each period.
The weighted-average useful life for patents and acquired technology was 15.3 and 15.8 years as of December 31, 2019 and March 31, 2019, respectively, and 12.2 and 12.3 years for customer relationships as of December 31, 2019 and March 31, 2019, respectively. Estimated amortization of intangible assets for each of the next five fiscal years is $4.9 million, and thereafter, amortization will total $12.2 million. Estimated amortization of patents and acquired technology for each of the next five fiscal years is $1.8 million, and thereafter, amortization will total $5.5 million. Estimated amortization of customer relationships for each of the next five fiscal years is $3.1 million, and thereafter, amortization will total $6.6 million.
There were no changes to the carrying amount of goodwill during the three months ended December 31, 2019. The Company’s goodwill balance was $40.3 million at December 31, 2019 and March 31, 2019.

Note 6. Restructuring Charges
The Company has implemented restructuring plans, which include programs to increase competitiveness by removing excess capacity, relocating production to lower cost locations, and eliminating unnecessary costs throughout the Company. Significant restructuring plans in progress as of December 31, 2019 are summarized below (amounts in thousands):

		Total expected to be incurred		Incurred during quarter ended December 31, 2019		Cumulative incurred to date
Restructuring Plan	Segment	Personnel Reduction Costs	Relocation & Exit Costs	Personnel Reduction Costs	Relocation & Exit Costs	Personnel Reduction Costs	Relocation & Exit Costs
Tantalum powder facility relocation (1)	Solid Capacitors	$897	$2,098	$109	$(130)	$674	$2,730
Axial electrolytic production relocation from Granna to Evora	Film and Electrolytic	732	4,242	13	—	732	4,242
MnO2 product line headcount reduction	Solid Capacitors	4,076	—	149	—	3,097	—
 __________________
(1) Total expected relocation and exit costs is less than cumulative relocation and exit costs incurred to date due to the expected recovery of costs related to the sale of tantalum that is expected to be reclaimed (“tantalum reclaim”) as part of the plant exit activities.
A summary of the expenses aggregated in the Condensed Consolidated Statements of Operations line item “Restructuring charges” in the three and nine months ended December 31, 2019 and 2018, is as follows (amounts in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2019	2018	2019	2018
Personnel reduction costs	$962	$961	$4,587	$877
Relocation and exit costs	(160)	757	1,343	745
Restructuring charges	$802	$1,718	$5,930	$1,622

Three Months Ended December 31, 2019
The Company incurred $0.8 million in restructuring charges in the three months ended December 31, 2019 comprised of $1.0 million in personnel reduction costs and a $0.2 million credit in relocation and exit costs.
The personnel reduction costs of $1.0 million were primarily due to $0.5 million in severance charges related to a reduction of the Ceramics product line workforce in Mexico due to a decline in sales, $0.1 million in severance charges related to headcount reductions in the Tantalum product line due to a decline in MnO2 sales, $0.1 million in severance charges resulting from the closing of the tantalum powder facility in Carson City, Nevada, and $0.1 million in severance charges related to personnel reductions resulting from a reorganization of Film and Electrolytic's management structure.
The credit for relocation and exit costs of $0.2 million primarily related to tantalum reclaim at the tantalum powder facility in Carson City, Nevada.
Nine Months Ended December 31, 2019
The Company incurred $5.9 million in restructuring charges in the nine months ended December 31, 2019 comprised of $4.6 million in personnel reduction costs and $1.3 million in relocation and exit costs.
The personnel reduction costs of $4.6 million were primarily due to $1.5 million in severance charges related to headcount reductions in the Tantalum product line due to a decline in MnO2 sales, $0.7 million in severance charges resulting from the closing of the Granna, Sweden manufacturing plant as axial electrolytic production was moved to the plant in Evora, Portugal, $0.7 million in corporate severance charges related to headcount reductions in TOKIN Japan, $0.7 million in severance charges resulting from the closing of the tantalum powder facility in Carson City, Nevada, $0.5 million in severance charges related to a reduction of the Ceramics product line workforce in Mexico due to a decline in sales, and $0.3 million in severance costs related to personnel reductions resulting from a reorganization of Film and Electrolytic's management structure.
The relocation and exit costs of $1.3 million were primarily related to $1.9 million in costs resulting from the relocation of axial electrolytic production equipment from the Company's plant in Granna, Sweden to its plant in Evora, Portugal. Relocation and exit costs were benefited by a $0.6 million credit related to tantalum reclaim at the tantalum powder facility in Carson City, Nevada.

Three Months Ended December 31, 2018
The Company incurred $1.7 million in restructuring charges in the three months ended December 31, 2018 comprised of $1.0 million in personnel reduction costs and $0.8 million in relocation and exit costs.
The personnel reduction costs of $1.0 million were related to $0.7 million in costs related to headcount reductions in the TOKIN legacy group across various internal and operational functions and $0.3 million in severance charges related to personnel reductions in the Film and Electrolytic segment resulting from a reorganization of the segment's management structure.
The relocation and exit costs of $0.8 million related to the relocation of axial electrolytic production equipment from the plant in Granna, Sweden to the Company's plant in Evora, Portugal as the Company was in the process of shutting down operations at the Granna plant.
Nine Months Ended December 31, 2018
The Company incurred $1.6 million in restructuring charges in the nine months ended December 31, 2018 comprised of $0.9 million in personnel reduction costs and $0.7 million in relocation and exit costs.
The personnel reduction costs of $0.9 million were primarily related to $0.7 million in costs related to headcount reductions in the TOKIN legacy group across various internal and operational functions and $0.3 million in severance charges related to personnel reductions in the Film and Electrolytic segment resulting from a reorganization of the segment's management structure.
The relocation and exit costs of $0.7 million were primarily related to the relocation of axial electrolytic production equipment from the plant in Granna, Sweden to the Company's plant in Evora, Portugal.
Reconciliation of Restructuring Liability
A reconciliation of the beginning and ending liability balances for restructuring charges included in the line items “Accrued expenses” and “Other non-current obligations” on the Condensed Consolidated Balance Sheets for the three and nine months ended December 31, 2019 and 2018 is as follows (amounts in thousands):

	Three Months Ended December 31, 2019		Three Months Ended December 31, 2018
	Personnel Reductions	Relocation and Exit Costs	Personnel Reductions	Relocation and Exit Costs
Beginning of period	$1,515	$325	$2,837	$310
Costs charged to expense	962	(160)	961	757
Costs paid or settled	(1,252)	160	(1,258)	(757)
Change in foreign exchange	2	(2)	16	9
End of period	$1,227	$323	$2,556	$319

	Nine Months Ended December 31, 2019		Nine Months Ended December 31, 2018
	Personnel Reductions	Relocation and Exit Costs	Personnel Reductions	Relocation and Exit Costs
Beginning of period	$1,865	$316	$9,629	$330
Costs charged to expense	4,587	1,343	877	745
Costs paid or settled	(5,229)	(1,342)	(7,702)	(745)
Change in foreign exchange	4	6	(248)	(11)
End of period	$1,227	$323	$2,556	$319

Note 7. Comprehensive Income (Loss) and Accumulated Other Comprehensive Income
Changes in Accumulated Other Comprehensive Income (“AOCI”) for the three and nine months ended December 31, 2019 and 2018 include the following components (amounts in thousands):

	Foreign Currency Translation, net of Tax (1)	Post-Retirement Benefit Plan Adjustments, net of Tax	Defined Benefit Pension Plans, net of Tax (2)	Ownership Share of Equity Method Investees’ Other Comprehensive Income (Loss), net of Tax	Cash Flow Hedges, net of Tax	Excluded Component of Fair Value Hedges, net of Tax	Net Accumulated Other Comprehensive Income (Loss)
Balance at September 30, 2019	$(19,137)	$719	$(15,432)	$274	$(9,585)	$(912)	$(44,073)
Other comprehensive income (loss) before reclassifications (3) (4)	16,672	—	—	—	1,476	—	18,148
Amounts reclassified out of AOCI	(2,512)	(37)	160	—	3,283	46	940
Other comprehensive income (loss)	14,160	(37)	160	—	4,759	46	19,088
Balance at December 31, 2019	$(4,977)	$682	$(15,272)	$274	$(4,826)	$(866)	$(24,985)

	Foreign Currency Translation, net of Tax (1)	Post-Retirement Benefit Plan Adjustments, net of Tax	Defined Benefit Pension Plans, net of Tax (2)	Ownership Share of Equity Method Investees’ Other Comprehensive Income (Loss), net of Tax	Cash Flow Hedges, net of Tax	Excluded Component of Fair Value Hedges, net of Tax	Net Accumulated Other Comprehensive Income (Loss)
Balance at September 30, 2018	$(17,637)	$801	$(14,544)	$268	$1,904	$—	$(29,208)
Other comprehensive income (loss) before reclassifications (3)	(3,543)	—	—	8	(2,435)	(3,407)	(9,377)
Amounts reclassified out of AOCI	(1,609)	(38)	139	—	(170)	1,572	(106)
Other comprehensive income (loss)	(5,152)	(38)	139	8	(2,605)	(1,835)	(9,483)
Balance at December 31, 2018	$(22,789)	$763	$(14,405)	$276	$(701)	$(1,835)	$(38,691)

	Foreign Currency Translation, net of Tax (1)	Post-Retirement Benefit Plan Adjustments, net of Tax	Defined Benefit Pension Plans, net of Tax (2)	Ownership Share of Equity Method Investees’ Other Comprehensive Income (Loss), net of Tax	Cash Flow Hedges, net of Tax	Excluded Component of Fair Value Hedges, net of tax	Net Accumulated Other Comprehensive Income (Loss)
Balance at March 31, 2019	$(14,350)	$793	$(15,758)	$274	$566	$(2,249)	$(30,724)
Other comprehensive income (loss) before reclassifications (3) (4)	17,166	—	—	—	(6,146)	(346)	10,674
Amounts reclassified out of AOCI	(7,793)	(111)	486	—	754	1,729	(4,935)
Other comprehensive income (loss)	9,373	(111)	486	—	(5,392)	1,383	5,739
Balance at December 31, 2019	$(4,977)	$682	$(15,272)	$274	$(4,826)	$(866)	$(24,985)

	Foreign Currency Translation, net of Tax (1)	Post-Retirement Benefit Plan Adjustments, net of Tax	Defined Benefit Pension Plans, net of Tax (2)	Ownership Share of Equity Method Investees’ Other Comprehensive Income (Loss), net of Tax	Cash Flow Hedges, net of Tax	Excluded Component of Fair Value Hedges, net of Tax	Net Accumulated Other Comprehensive Income (Loss)
Balance at March 31, 2018	$9,715	$879	$(14,831)	$285	$1,154	$—	$(2,798)
Other comprehensive income (loss) before reclassifications (3)	(30,895)	—	—	(9)	(2,130)	(3,407)	(36,441)
Amounts reclassified out of AOCI	(1,609)	(116)	426	—	275	1,572	548
Other comprehensive income (loss)	(32,504)	(116)	426	(9)	(1,855)	(1,835)	(35,893)
Balance at December 31, 2018	$(22,789)	$763	$(14,405)	$276	$(701)	$(1,835)	$(38,691)
_________________
(1) Due primarily to the Company’s valuation allowance on deferred tax assets, there were no significant deferred tax effects associated with the cumulative currency translation gains and losses during the three and nine months ended December 31, 2019 and 2018.
(2) Ending balance is net of tax of $2.4 million and $2.2 million as of December 31, 2019 and 2018, respectively.
(3) Foreign currency translation, net of tax for the three and nine months ended December 31, 2019 includes gains of $5.2 million and $7.9 million, respectively, related to a derivative instrument accounted for as a net investment hedge. Foreign currency translation, net of tax for both the three and nine months ended December 31, 2018 includes losses of $3.6 million related to a derivative instrument accounted for as a net investment hedge. Refer to Note 15, Derivatives, for further information.
(4) Cash flow hedges, net of tax for the three and nine months ended December 31, 2019 includes losses of $1.9 million and $13.2 million which were excluded from the assessment of hedge effectiveness.

Note 8. Changes in Stockholders' Equity
Changes in Stockholders' Equity for the three and nine months ended December 31, 2019 and 2018 include the following components (amounts in thousands):

	Shares Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at September 30, 2019	58,067	$581	$470,937	$223,472	$(44,073)	$650,917
Net income	—	—	—	16,602	—	16,602
Other comprehensive income (loss)	—	—	—	—	19,088	19,088
Cash dividends ($0.05 per share)	—	—	—	—	—	—
Issuance of shares	200	2	(1,683)	—	—	(1,681)
Stock-based compensation	—	—	2,387	—	—	2,387
Balance at December 31, 2019	58,267	$583	$471,641	$240,074	$(24,985)	$687,313

	Shares Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at September 30, 2018	57,436	$574	$465,474	$75,731	$(29,208)	$512,571
Net income	—	—	—	40,806	—	40,806
Other comprehensive income (loss)	—	—	—	—	(9,483)	(9,483)
Cash dividends ($0.05 per share)	—	—	—	(2,873)	—	(2,873)
Issuance of shares	383	4	(4,126)	—	—	(4,122)
Stock-based compensation	—	—	1,534	—	—	1,534
Balance at December 31, 2018	57,819	$578	$462,882	$113,664	$(38,691)	$538,433

	Shares Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at March 31, 2019	57,822	$578	$465,366	$204,195	$(30,724)	$639,415
Net income	—	—	—	41,682	—	41,682
Other comprehensive income (loss)	—	—	—	—	5,739	5,739
Cash dividends ($0.10 per share)	—	—	—	(5,803)	—	(5,803)
Issuance of shares	445	5	(2,983)	—	—	(2,978)
Stock-based compensation	—	—	9,258	—	—	9,258
Balance at December 31, 2019	58,267	$583	$471,641	$240,074	$(24,985)	$687,313

	Shares Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at March 31, 2018	56,641	$566	$462,737	$3,370	$(2,798)	$463,875
Net income	—	—	—	113,167	—	113,167
Other comprehensive income (loss)	—	—	—	—	(35,893)	(35,893)
Cash dividends ($0.05 per share)	—	—	—	(2,873)	—	(2,873)
Issuance of shares	1,178	12	(9,866)	—	—	(9,854)
Stock-based compensation	—	—	10,011	—	—	10,011
Balance at December 31, 2018	57,819	$578	$462,882	$113,664	$(38,691)	$538,433

Note 9. Equity Method Investments
The following table provides a reconciliation of equity method investments to the Company's Condensed Consolidated Balance Sheets (amounts in thousands):

	December 31, 2019	March 31, 2019
Nippon Yttrium Co., Ltd ("NYC")	$8,384	$8,215
NT Sales Co., Ltd ("NTS")	1,426	1,218
Novasentis	—	977
KEMET Jianghai Electronics Components Co., Ltd (“KEMET Jianghai”)	6,831	2,515
	$16,641	$12,925

Under the equity method, the Company's share of profits and losses and impairment charges on investments in affiliates are included in “Equity income (loss) from equity method investments” in the Condensed Consolidated Statements of Operations.
TOKIN's Joint Ventures - NYC and NTS
NYC was established in 1966 by TOKIN (previously Tohoku Metal Industries Co., Ltd.) and Mitsui Mining and Smelting Co., Ltd. NYC was established to commercialize yttrium oxides and the Company owns 30% of NYC's stock. The carrying amount of the Company's equity investment in NYC was $8.4 million and $8.2 million as of December 31, 2019 and March 31, 2019, respectively.
NTS was established in 2004 by TOKIN. However subsequent to its formation, TOKIN sold 67% of its stock. NTS provides world-class electronic devices by utilizing global procurement networks and the Company owns 33% of NTS' stock. During the quarter ended December 31, 2019, a significant portion of NTS' sales were TOKIN’s products. The carrying amount of the Company's equity investment in NTS was $1.4 million and $1.2 million as of December 31, 2019 and March 31, 2019, respectively.
Summarized transactions between KEMET and NTS were as follows (amounts in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2019	2018	2019	2018
KEMET's sales to NTS	$12,944	$12,805	$37,524	$37,402
NTS' sales to KEMET	312	495	919	1,266
Novasentis
During fiscal year 2018, KEMET invested in Novasentis, a leading developer of film-based haptic actuators and accounted for its investment using the equity method of accounting. In July 2019, the Company purchased the remaining ownership interests in Novasentis and it became a wholly owned subsidiary. Refer to Note 3, “Acquisition” for further information. The carrying amount of the Company's equity investment in Novasentis was $1.0 million as of March 31, 2019.
KEMET Jianghai Joint Venture
On January 29, 2018, KEC entered into a joint venture agreement with Jianghai (Nantong) Film Capacitor Co., Ltd (“Jianghai Film”), a subsidiary of Nantong Jianghai Capacitor Co., Ltd (“Jianghai”) for the formation of KEMET Jianghai Electronic Components Co. Ltd., a limited liability company located in Nantong, China. KEMET Jianghai was officially formed on May 16, 2018 to manufacture axial electrolytic capacitors and (H)EV Film DC brick capacitors, for distribution through the KEMET and Jianghai Film sales channels. During fiscal year 2019 the Company signed an amendment to the joint venture agreement with Jianghai Film to expand the scope of KEMET Jianghai to also produce solid aluminum capacitors and aluminum electrolytic capacitors. The Company's ownership percentage is 50.0% and the Company and Jianghai Film are equally represented on the joint venture’s board of directors.
The Company's initial capital contribution to KEMET Jianghai was made during the second quarter of fiscal year 2019, and the Company accounts for its investment using the equity method due to the related nature of operations and its ability to influence the joint venture's decisions. As of December 31, 2019 and March 31, 2019, the carrying amount of the Company's equity investment in KEMET Jianghai was $6.8 million and $2.5 million, respectively.

Summarized transactions between KEMET and KEMET Jianghai were as follows (amounts in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2019	2018	2019	2018
KEMET Jianghai sales to KEMET	$1,028	$—	$1,599	$—

Note 10. Reportable Segment and Geographic Information
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
Solid Capacitors
Solid Capacitors operates in nine manufacturing sites in the United States, Mexico and Asia, and operates innovation centers in the United States and Japan. Solid Capacitors primarily produces tantalum (polymer, aluminum, and MnO2) and ceramic capacitors, which are sold globally. Solid Capacitors also produces tantalum powder used in the production of tantalum capacitors.
Film and Electrolytic
Film and Electrolytic operates in eight manufacturing sites throughout Europe and Asia, and maintains product innovation centers in Italy and Portugal. Film and Electrolytic primarily produces film, paper, and wet aluminum electrolytic capacitors, which are sold globally. In addition, the Film and Electrolytic reportable segment designs and produces electromagnetic interference filters.
MSA
MSA operates in four sites throughout Asia and operates a product innovation center in Japan. MSA primarily produces electro-magnetic compatible materials and devices, piezo materials and actuators, and various types of sensors, which are sold globally.

In the following tables, revenue is disaggregated by primary geographical market, sales channel, and major product lines. The tables also include reconciliations of the disaggregated revenue with the reportable segments for the three and nine months ended December 31, 2019 and 2018 (amounts in thousands):

	Three Months Ended December 31, 2019
	Solid Capacitors	Film and Electrolytic	MSA	Total

Primary geographical markets
Asia and the Pacific Rim ("APAC")	$102,125	$11,971	$12,886	$126,982
Europe, the Middle East, and Africa ("EMEA")	36,669	23,776	644	61,089
North and South America ("Americas")	55,578	6,970	1,808	64,356
Japan and Korea ("JPKO")	9,521	164	32,629	42,314
	$203,893	$42,881	$47,967	$294,741

Sales channel
OEM	$68,911	$17,405	$44,779	$131,095
Distributor	93,903	19,045	2,093	115,041
EMS	41,079	6,431	1,095	48,605
	$203,893	$42,881	$47,967	$294,741

Major product lines
Tantalum	$116,079	$—	$—	$116,079
Ceramics	87,814	—	—	87,814
Film and Electrolytic	—	42,881	—	42,881
MSA	—	—	47,967	47,967
	$203,893	$42,881	$47,967	$294,741

	Three Months Ended December 31, 2018
	Solid Capacitors	Film and Electrolytic	MSA	Total

Primary geographical markets
APAC	$101,566	$12,193	$19,233	$132,992
EMEA	47,863	28,718	517	77,098
Americas	79,782	9,053	2,550	91,385
JPKO	9,472	207	39,021	48,700
	$238,683	$50,171	$61,321	$350,175

Sales channel
OEM	$70,426	$18,768	$57,929	$147,123
Distributor	124,467	25,277	2,022	151,766
EMS	43,790	6,126	1,370	51,286
	$238,683	$50,171	$61,321	$350,175

Major product lines
Tantalum	$143,680	$—	$—	$143,680
Ceramics	95,003	—	—	95,003
Film and Electrolytic	—	50,171	—	50,171
MSA	—	—	61,321	61,321
	$238,683	$50,171	$61,321	$350,175

	Nine Months Ended December 31, 2019
	Solid Capacitors	Film and Electrolytic	MSA	Total

Primary geographical markets
APAC	$312,962	$34,197	$40,315	$387,474
EMEA	135,539	74,659	2,260	212,458
Americas	208,173	21,920	7,317	237,410
JPKO	29,059	618	100,361	130,038
	$685,733	$131,394	$150,253	$967,380

Sales channel
OEM	$226,551	$52,327	$140,479	$419,357
Distributor	326,408	60,332	7,216	393,956
EMS	132,774	18,735	2,558	154,067
	$685,733	$131,394	$150,253	$967,380

Major product lines
Tantalum	$373,571	$—	$—	$373,571
Ceramics	312,162	—	—	312,162
Film and Electrolytic	—	131,394	—	131,394
MSA	—	—	150,253	150,253
	$685,733	$131,394	$150,253	$967,380

	Nine Months Ended December 31, 2018
	Solid Capacitors	Film and Electrolytic	MSA	Total

Primary geographical markets
APAC	$308,473	$40,490	$55,376	$404,339
EMEA	135,401	92,157	1,920	229,478
Americas	216,231	22,546	7,048	245,825
JPKO	27,872	561	118,949	147,382
	$687,977	$155,754	$183,293	$1,027,024

Sales channel
OEM	$215,365	$61,303	$173,416	$450,084
Distributor	349,046	76,607	7,215	432,868
EMS	123,566	17,844	2,662	144,072
	$687,977	$155,754	$183,293	$1,027,024

Major product lines
Tantalum	$426,047	$—	$—	$426,047
Ceramics	261,930	—	—	261,930
Film and Electrolytic	—	155,754	—	155,754
MSA	—	—	183,293	183,293
	$687,977	$155,754	$183,293	$1,027,024

The following table reflects each segment’s operating income (loss), depreciation and amortization expense, and restructuring charges for the three and nine months ended December 31, 2019 and 2018 (amounts in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2019	2018	2019	2018
Operating income (loss):
Solid Capacitors	$75,306	$95,105	$271,368	$249,456
Film and Electrolytic	(1,732)	3,383	(5,683)	8,686
MSA	3,823	5,774	11,916	18,961
Corporate	(48,749)	(42,646)	(141,463)	(130,311)
	$28,648	$61,616	$136,138	$146,792
Depreciation and amortization expense:
Solid Capacitors	$8,549	$6,866	$24,308	$21,401
Film and Electrolytic	2,732	2,434	7,269	7,252
MSA	1,928	1,144	5,386	3,801
Corporate	2,945	2,319	8,567	5,951
	$16,154	$12,763	$45,530	$38,405
Restructuring charges:
Solid Capacitors	$669	$—	$2,283	$(18)
Film and Electrolytic	138	1,025	3,053	1,026
MSA	—	452	170	452
Corporate	(5)	241	424	162
	$802	$1,718	$5,930	$1,622

Note 11.  Defined Benefit Pension and Other Postretirement Benefit Plans
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
The balance sheet classifications and carrying amounts of the Company's pension and other post-retirement benefit plans at December 31, 2019 and March 31, 2019 consist of the following (amounts in thousands):

	Pension		Other Benefits
	December 31, 2019	March 31, 2019	December 31, 2019	March 31, 2019
Prepaid expenses and other current assets	$1,191	$670	$—	$—
Accrued expenses	(2,808)	(2,753)	(50)	(50)
Other non-current obligations	(85,018)	(82,455)	(239)	(262)
Net amount recognized, end of period	$(86,635)	$(84,538)	$(289)	$(312)

The components of net periodic benefit (income) costs relating to the Company’s pension and other post-retirement benefit plans for the three months ended December 31, 2019 and 2018 are as follows (amounts in thousands):

	Pension		Other Benefits
	Three Months Ended December 31,		Three Months Ended December 31,
	2019	2018	2019	2018
Net service cost	$1,249	$1,233	$—	$—
Interest cost	462	478	2	3
Expected return on net assets	(468)	(531)	—	—
Amortization:
Actuarial (gain) loss	113	107	(37)	(39)
Prior service cost	21	23	—	—
Total net periodic benefit cost (credit)	$1,377	$1,310	$(35)	$(36)

The components of net periodic benefit (income) costs relating to the Company’s pension and other post-retirement benefit plans for the nine months ended December 31, 2019 and 2018 are as follows (amounts in thousands):

	Pension		Other Benefits
	Nine Months Ended December 31,		Nine Months Ended December 31,
	2019	2018	2019	2018
Net service cost	$3,745	$3,699	$—	$—
Interest cost	1,387	1,434	7	9
Expected return on net assets	(1,420)	(1,594)	—	—
Amortization:
Actuarial (gain) loss	338	322	(111)	(116)
Prior service cost	63	69	—	—
Total net periodic benefit cost (credit)	$4,113	$3,930	$(104)	$(107)
All of the amounts in the tables above, other than net service cost, were recorded in the line item "Other (income) expense, net" in our Condensed Consolidated Statements of Operations. In fiscal year 2020, the Company expects to contribute up to $5.1 million to the pension plans, $2.9 million of which has been contributed as of December 31, 2019. For the postretirement benefit plan, the Company’s policy is to pay benefits as costs are incurred.

Note 12. Stock-Based Compensation
As of December 31, 2019, the KEMET Corporation Omnibus Incentive Plan (the “Incentive Plan”) is the only plan utilized by the Company to issue equity-based awards to executives and key employees.
The Incentive Plan has authorized, in the aggregate, the grant of up to 12.2 million shares of the Company’s Common Stock, comprised of 11.4 million shares under the Incentive Plan and 0.8 million shares remaining from prior plans, and authorizes the Company to provide equity-based compensation in the form of the following:

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

Shares
May 18, 2020	66
May 18, 2021	121
May 18, 2022	123
Total RSUs granted (1)	310
 __________________
(1) RSUs granted include time-based and performance-based RSUs. Therefore, the granted performance-based RSUs included above are an estimate based upon current performance expectations. The final number of RSUs granted depends on the achievement of performance metrics.
The following is the vesting schedule of RSUs under each respective LTIP, that vested during the nine months ended December 31, 2019 (shares in thousands):

	2019/2020	2018/2019	2017/2018
Time-based award vested	53	58	156
Performance-based award vested	—	—	—

RSU activity, including performance-based and time-based LTIP activity, for the nine months ended December 31, 2019 is as follows (amounts in thousands except fair value):

	Shares	Weighted- average Fair Value on Grant Date
Non-vested RSUs at March 31, 2019	1,415	$15.19
Granted	596	22.07
Vested	(638)	12.05
Forfeited	(17)	16.47
Non-vested RSUs at December 31, 2019	1,356	$19.68

The expense associated with stock-based compensation for the three months ended December 31, 2019 and 2018 is recorded on the Condensed Consolidated Statements of Operations as follows (amounts in thousands):

	Three Months Ended December 31, 2019			Three Months Ended December 31, 2018
	Stock Options	RSUs	LTIPs	Stock Options	RSUs	LTIPs
Cost of sales	$—	$423	$369	$—	$321	$345
Selling, general and administrative expenses	—	820	701	—	547	220
Research and development	—	26	48	—	22	79
Total	$—	$1,269	$1,118	$—	$890	$644

The expense associated with stock-based compensation for the nine months ended December 31, 2019 and 2018 is recorded on the Condensed Consolidated Statements of Operations as follows (amounts in thousands):

	Nine Months Ended December 31, 2019			Nine Months Ended December 31, 2018
	Stock Options	RSUs	LTIPs	Stock Options	RSUs	LTIPs
Cost of sales	$—	$1,408	$1,240	$—	$1,022	$919
Selling, general and administrative expenses	—	3,999	2,304	—	6,236	1,580
Research and development	—	96	211	—	54	200
Total	$—	$5,503	$3,755	$—	$7,312	$2,699

In the “Operating activities” section of the Condensed Consolidated Statements of Cash Flows, stock-based compensation expense was treated as an adjustment to net income for the nine months ended December 31, 2019, and 2018. There were 53,667 stock options exercised in the nine months ended December 31, 2019 and 72,800 stock options were exercised in the nine months ended December 31, 2018.
Note 13. Income Taxes
During the three months ended December 31, 2019, the Company recognized $5.4 million of income tax expense, comprised of $5.2 million of income tax expense related to foreign operations, $0.1 million of federal income tax benefit, and $0.3 million of state income tax expense. During the nine months ended December 31, 2019, the Company recognized $23.9 million of income tax expense, comprised of $13.9 million of income tax expense related to foreign operations, $9.5 million of federal income tax expense, and $0.5 million of state income tax expense.
During the three months ended December 31, 2018, the Company recognized $2.6 million of income tax expense, comprised of $2.9 million of income tax expense related to foreign operations, $0.2 million of federal income tax benefit, and $0.1 million of state income tax benefit. During the nine months ended December 31, 2018, the Company recognized $9.2 million of income tax expense, comprised of $9.6 million of income tax expense related to foreign operations and $0.4 million of state income tax benefit. The $9.6 million of income tax expense related to foreign operations included a $0.6 million benefit related to the settlement of an uncertain tax position.
The effective tax rates differ from income taxes recorded using a statutory rate largely due to the impact of certain nondeductible items, the relative mix in earnings and losses in various tax jurisdictions, the usage of the net operating losses, and reversal of associated valuation allowances previously recorded on the deferred tax assets.

Note 14. Basic and Diluted Net Income Per Common Share
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

The following table presents net income per basic and diluted share (amounts in thousands, except per share data):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2019	2018	2019	2018
Numerator:
Net income	$16,602	$40,806	$41,682	$113,167
Denominator:
Weighted-average shares outstanding:
Basic	58,646	58,010	58,509	57,717
Assumed conversion of employee stock grants	883	1,101	819	1,399
Diluted	59,529	59,111	59,328	59,116

Net income per basic share	$0.28	$0.70	$0.71	$1.96

Net income per diluted share	$0.28	$0.69	$0.70	$1.91

Common stock equivalents that could potentially dilute net income per basic share in the future, but were not included in the computation of diluted earnings per share because the impact would have been anti-dilutive, are as follows (amounts in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2019	2018	2019	2018
Assumed conversion of employee stock grants	88	76	30	—

Note 15. Derivatives
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
The balance sheet classifications and fair value of derivative instruments designated as hedges as of December 31, 2019 and March 31, 2019 are as follows (amounts in thousands):

		Fair Value of Derivative Instruments
		December 31, 2019			March 31, 2019
	Balance Sheet Location	As Presented	Offset	Gross	As Presented	Offset	Gross
Derivative Assets
Cross-currency swaps	Other assets	$—	$4,408	$4,408	$4,577	$—	$4,577
Foreign exchange contracts	Prepaid and other current assets	3,193	—	3,193	564	645	1,209

Derivative Liabilities
Cross-currency swaps	Other non-current obligations	$3,376	$4,408	$7,784	$—	$—	$—
Foreign exchange contracts	Accrued expenses	—	—	—	—	645	645

Fair Value Hedging Strategy
The Company entered into two cross-currency swaps designated as fair value hedges on November 7, 2018 to hedge the foreign currency risk on certain intercompany financings. These agreements were contracts to exchange floating-rate payments in one currency with floating-rate payments in another currency. Changes in the fair value of these cross-currency swaps due to changes in foreign currency exchange rates were recognized in earnings upon the recognition of the change in the fair value of the hedged intercompany financings. The notional value of these contracts was JPY 31.6 billion or $279.7 million at March 31, 2019.
The Company terminated these contracts with the counterparty on May 28, 2019 and received proceeds of $6.5 million for the combined fair value of these contracts at the time of termination.
Hedges of Net Investments in Foreign Operations Strategy
The Company entered into a cross-currency swap designated as a net investment hedge on November 7, 2018 to hedge the JPY currency exposure of the Company’s net investment in TOKIN. This agreement is a contract to exchange fixed-rate payments in one currency for fixed-rate payments in another currency. Changes in the fair value of this swap are recorded in equity as a component of AOCI in the same manner as foreign currency translation adjustments. In assessing the effectiveness of this hedge, the Company uses a method based on changes in spot rates to measure the impact of the foreign currency exchange rate fluctuations on both its foreign subsidiary net investment and the related swap. Under this method, changes in the fair value of the hedging instrument other than those due to changes in the spot rate are initially recorded in AOCI as a translation adjustment, and then are amortized into “Other (income) expense, net” in the Condensed Consolidated Statement of Operations using a systematic and rational method over the instrument’s term. Changes in the fair value associated with the effective portion (i.e. those changes due to the spot rate) are recorded in AOCI as a translation adjustment and are released and recognized in earnings only upon the sale or liquidation of the hedged net investment. The terms of this cross-currency swap are as follows:

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

The notional value of this contract was JPY 30.3 billion or $267.6 million at December 31, 2019 and JPY 31.6 billion or $279.7 million at March 31, 2019.

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
Unrealized gains and losses associated with the change in fair value of the foreign exchange contracts are recorded in AOCI. Changes in the derivatives’ fair values are deferred and recorded as a component of AOCI until the underlying transaction is settled and recorded to the Condensed Consolidated Statement of Operations. When the hedged item affects income, gains or losses are reclassified from AOCI to the Condensed Consolidated Statement of Operations as “Cost of sales” for foreign exchange contracts to purchase such foreign currency. The notional value of outstanding Peso contracts was $94.7 million and $74.3 million as of December 31, 2019 and March 31, 2019, respectively.
Cross-Currency Swaps
On May 28, 2019, the Company entered into two cross-currency swaps designated as cash flow hedges to hedge the foreign currency risk on certain intercompany financings. These agreements are contracts to exchange floating-rate payments in one currency with fixed-rate payments in another currency. The Company uses these cross-currency swaps to hedge the changes in cash flows on these intercompany financings due to changes in foreign currency exchange rates. For this hedging program, the Company records the remeasurement gain/loss on the intercompany financings due to changes in foreign currency exchange rates each period. Changes in the fair value of these cross-currency swaps are initially recorded in AOCI each period with an immediate reclassification into earnings for the change in fair value attributable to the fluctuations in foreign currency exchanges. The Company excludes the change in the fair value of these cross-currency swaps due to changes in interest rates from the assessment of hedge effectiveness. Changes in fair value of the swaps associated with changes in interest rates are initially recorded as a component of AOCI and recognized into “Other (income) expense, net” in the Consolidated Statement of Operations using a systematic and rational method over the instrument’s term. The terms of the two cross-currency swaps designated as cash flow hedges are as follows:

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

The notional value of these contracts was JPY 30.3 billion, or $276.4 million as of December 31, 2019.

Hedging Strategy Impact on Statements of Operations
The following tables present gain and loss activity for the three and nine months ended December 31, 2019 and 2018 for derivative instruments designated as hedges (amounts in thousands):

			Three Months Ended December 31, 2019
			Gain (Loss)
Derivative Instrument	Hedge Designation	Location of Gain (Loss) Recognized in Statements of Operations	Recognized in AOCI	Reclassified from AOCI to Income	Recorded Directly to Income
Cross-currency swaps (2)	Net Investment	Other income (expense), net	$5,227	$2,512	$—
Cross-currency swaps (3)	Cash Flow	Other income (expense), net	(3,284)	(3,578)	—
Foreign exchange contracts (4)	Cash Flow	Cost of sales	4,760	295	—

			Three Months Ended December 31, 2018
			Gain (Loss)
Derivative Instrument	Hedge Designation	Location of Gain (Loss) Recognized in Statements of Operations	Recognized in AOCI	Reclassified from AOCI to Income	Recorded Directly to Income
Cross-currency swaps (1)	Fair Value	Other income (expense), net	$(3,407)	$(1,572)	$8,358
Cross-currency swaps (2)	Net Investment	Other income (expense), net	(3,571)	1,609	—
Foreign exchange contracts (4)	Cash Flow	Cost of sales	$(2,435)	$170	$—

			Nine Months Ended December 31, 2019
			Gain (Loss)
Derivative Instrument	Hedge Designation	Location of Gain (Loss) Recognized in Statements of Operations	Recognized in AOCI	Reclassified from AOCI to Income	Recorded Directly to Income
Cross-currency swaps (1)	Fair Value	Other income (expense), net	$(346)	$(1,622)	$3,337
Cross-currency swaps (2)	Net Investment	Other income (expense), net	7,852	7,793	—
Cross-currency swaps (3)	Cash Flow	Other income (expense), net	(10,623)	(2,602)	—
Foreign exchange contracts (4)	Cash Flow	Cost of sales	4,477	1,848	—

			Nine Months Ended December 31, 2018
			Gain (Loss)
Derivative Instrument	Hedge Designation	Location of Gain (Loss) Recognized in Statements of Operations	Recognized in AOCI	Reclassified from AOCI to Income	Recorded Directly to Income
Cross-currency swaps (1)	Fair Value	Other income (expense), net	$(3,407)	$(1,572)	$8,358
Cross-currency swaps (2)	Net Investment	Other income (expense), net	(3,571)	1,609	—
Foreign exchange contracts (4)	Cash Flow	Cost of sales	$(2,130)	$(275)	$—
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
(3) Amounts recognized in AOCI represent the total change in the fair value of the derivative instruments. Amounts reclassified from AOCI to income represent the change in the fair value of the derivative instruments related of the effective portion of the qualifying hedges, as well as amortization of the excluded components based upon the instruments' periodic coupons. For the three months ended December 31, 2019, the amount reclassified to income from AOCI includes $1.4 million in losses related to the effective portion of the hedges and $2.1 million in losses related to amortization of the excluded components. For the nine months ended December 31, 2019, the amount reclassified to income from AOCI includes $2.6 million in gains related to the effective portion of the hedges and $5.2 million in losses related to amortization of the excluded components.
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

The following tables present the total amount of each income and expense line item presented in the Condensed Statements of Operations in which the results of fair value and cash flow hedges are recorded and the effects of those hedging strategies on income (amounts in thousands):

	Three Months Ended December 31, 2019		Three Months Ended December 31, 2018
	Cost of sales	Other income (expense), net	Cost of sales	Other income (expense), net
Total income (expense) in Statements of Operations	$(201,560)	$(3,091)	$(226,425)	$(13,725)

Fair value hedging impact
Cross-currency swaps:
Gain (loss) on hedged item	—	—	—	(8,358)
Gain (loss) on derivative instrument (1)	—	—	—	6,786

Cash flow hedging impact
Cross-currency swaps:
Gain (loss) reclassified from AOCI to income (2)	—	(3,578)	—	—
Foreign exchange contracts:
Gain (loss) reclassified from AOCI to income (3)	295	—	170	—

	Nine Months Ended December 31, 2019		Nine Months Ended December 31, 2018
	Cost of sales	Other income (expense), net	Cost of sales	Other income (expense), net
Total income (expense) in Statements of Operations	$(638,901)	$(450)	$(694,888)	$(2,083)

Fair value hedging impact
Cross-currency swaps:
Gain (loss) on hedged item	—	(3,337)	—	(8,358)
Gain (loss) on derivative instrument (1)	—	1,715	—	6,786

Cash flow hedging impact
Cross-currency swaps:
Gain (loss) reclassified from AOCI to income (2)	—	(2,602)	—	—
Foreign exchange contracts:
Gain (loss) reclassified from AOCI to income (3)	1,848	—	(275)	—
_________________
(1) Amounts recognized in income includes the change in the fair value of the derivative instruments related to the effective portion of the qualifying hedges and amortization of the excluded components.
(2) Net losses of $8.1 million are expected to be reclassified from AOCI into income within the next 12 months.
(3) Net gains of $3.8 million are expected to be reclassified from AOCI into income within the next 12 months.
Note 16. Leases
The Company’s operating leases are primarily for distribution facilities, and sales and administrative offices. These operating leases have lease periods expiring between 2020 and 2061. The Company’s finance leases are primarily for vehicles and certain network equipment. These leases expire between 2020 and 2029.
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

The components of lease expense for the three and nine month periods ended December 31, 2019 are as follows (amounts in thousands):

	Three Months Ended December 31, 2019	Nine Months Ended December 31, 2019
Operating lease expense
Operating lease cost	$2,941	$7,984
Variable lease cost and other, net (1)	276	830
Short-term lease cost	(2)	3
Sublease income	(26)	(53)
Finance lease expense
Amortization of right-of-use assets	308	902
Interest	30	93
Total lease expense	$3,527	$9,759
__________________
(1) Predominantly includes common area maintenance and parking expenses.
Supplemental balance sheet information related to operating and finance leases as of December 31, 2019 is as follows (amounts in thousands, except lease term and discount rate):

	Balance Sheet Location	December 31, 2019
Lease assets
Operating lease ROU assets	Other assets	$29,081
Finance lease ROU assets (1)	Property, plant and equipment, net of accumulated depreciation	2,718
		$31,799

Lease liabilities
Current operating lease liabilities	Accrued expenses	$7,504
Current finance lease liabilities	Accrued expenses	1,146
Non-current operating lease liabilities	Other non-current obligations	21,660
Non-current finance lease liabilities	Other non-current obligations	1,565
		$31,875

Weighted average remaining lease term
Operating leases		6.41 years
Finance leases		3.01 years

Weighted average discount rate
Operating leases		4.83%
Finance leases		5.31%
_________________
(1) Finance lease ROU assets are shown net of accumulated depreciation of $3.3 million.

Supplemental cash flow information related to leases for the three and nine month periods ended December 31, 2019 is as follows (amounts in thousands):

	Three Months Ended December 31, 2019	Nine Months Ended December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows used for operating leases	$2,620	$8,152
Operating cash flows used for finance leases	29	102
Financing cash flows used for finance leases	407	1,153
	$3,056	$9,407

Lease liabilities arising from obtaining ROU assets
Operating leases	$1,349	$3,483
Finance leases	281	1,458
	$1,630	$4,941

Maturities of operating and finance lease liabilities as of December 31, 2019 were as follows (amounts in thousands):

Fiscal year ending March 31,	Operating Lease Liabilities	Finance Lease Liabilities
2020 (three months ending March 31, 2020)	$2,369	$356
2021	7,895	1,139
2022	4,795	720
2023	4,369	413
2024	3,764	118
Thereafter	11,832	101
Total undiscounted cash flows	$35,024	$2,847
Less imputed interest	(5,860)	(136)
Present value of lease liabilities	$29,164	$2,711

Note 17. Concentrations of Risks
The Company sells to customers globally. Credit evaluations of its customers’ financial condition are performed periodically, and the Company generally does not require collateral from its customers. There were no accounts receivable balances from any customers exceeding 10% of gross accounts receivable as of December 31, 2019 and March 31, 2019.
Consistent with industry practice, the Company utilizes electronics distributors for a large percentage of its sales. Electronics distributors are an effective means to distribute the products to end-users and they accounted for 39.0% and 43.4% of the Company's net sales for the three months ended December 31, 2019 and 2018, respectively, and 40.8% and 42.2% of net sales for the nine months ended December 31, 2019 and 2018, respectively. One of the Company's customers, TTI, Inc., an electronics distributor, accounted for over 10% of the Company’s net sales for the three and nine months ended December 31, 2019 and 2018.
Legal Update
As previously reported, including as reported in “Item 3. Legal Proceedings” of the Company's 2019 Annual Report, KEMET and KEC, along with more than 20 other capacitor manufacturers and subsidiaries (including TOKIN), are defendants in a purported antitrust class action complaint, In re: Capacitors Antitrust Litigation, No. 3:14-cv-03264-JD, filed on December 4, 2014 with the United States District Court, Northern District of California (the "U.S. Class Action Complaint”). The complaint alleges a violation of Section 1 of the Sherman Act, for which it seeks injunctive and equitable relief and money damages. On November 8, 2019 KEMET and KEC entered into a settlement agreement (the “Settlement Agreement”) with the plaintiffs in the U.S. Class Action Complaint by which, in consideration for the release of KEMET, KEC, and their affiliates from all claims relating in any way to the conduct alleged in the U.S. Class Action Complaint and from claims which could have been asserted in the U.S. Class Action Complaint to the extent they relate to the sale of capacitors in the United States, KEMET agreed to pay an aggregate of $62.0 million to the settlement class of plaintiffs. The Settlement Agreement is subject to court approval. Pursuant to the terms of the Settlement Agreement KEMET paid $10.0 million into an escrow account on

December 6, 2019. The remaining amount will be paid by KEMET within 12 months of the date of the Settlement Agreement. Under the terms of the Settlement Agreement KEMET and KEC did not admit to any violation of any statute or law or any liability or wrongdoing.
The Company recognized the $62.0 million expense in the Condensed Consolidated Statements of Operations for the nine months ended December 31, 2019 in the line item, “Antitrust class action settlements and regulatory costs.” The remaining payable is included in the line item, “Accrued expenses,” in the Condensed Consolidated Balance Sheets as of December 31, 2019.
Note 18. Subsequent Events
The Company has evaluated events from December 31, 2019 through the date the financial statements were issued and there have not been any subsequent events that require disclosure.

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
Factors that may cause actual outcomes and results to differ materially from those expressed in, or implied by, these forward-looking statements include, but are not necessarily limited to, the following: (i) the failure to complete the Merger (as defined below), (ii) certain business uncertainties and contractual restrictions related to the pendency of the Merger, (iii) our inability to pursue alternatives to the Merger during the pendency of the Merger, (iv) lawsuits filed against us relating to the Merger, (v) adverse economic conditions could impact our ability to realize operating plans if the demand for our products declines, and such conditions could adversely affect our liquidity and ability to continue to operate and could cause a write down of long-lived assets or goodwill; (vi) an increase in the cost or a decrease in the availability of our principal or single-sourced purchased raw materials; (vii) changes in the competitive environment; (viii) uncertainty of the timing of customer product qualifications in heavily regulated industries; (ix) economic, political, or regulatory changes in the countries in which we operate; (x) difficulties, delays, or unexpected costs in completing the Company’s restructuring plans; (xi) acquisitions and other strategic transactions expose us to a variety of risks, including the ability to successfully integrate and maintain adequate internal controls over financial reporting in compliance with applicable regulations; (xii) our acquisition of TOKIN Corporation may not achieve all of the anticipated results; (xiii) our business could be negatively impacted by increased regulatory scrutiny and litigation; (xiv) difficulties associated with retaining, attracting, and training effective employees and management; (xv) the need to develop innovative products to maintain customer relationships and offset potential price erosion in older products; (xvi) exposure to claims alleging product defects; (xvii) the impact of laws and regulations that apply to our business, including those relating to environmental matters, data protection, cyber security and privacy; (xviii) the impact of international laws relating to trade, export controls and foreign corrupt practices; (xix) changes impacting international trade and corporate tax provisions related to the global manufacturing and sales of our products may have an adverse effect on our financial condition and results of operations; (xx) volatility of financial and credit markets affecting our access to capital; (xxi) default or failure of one or more of our counterparty financial institutions could cause us to incur significant losses; (xxii) the need to reduce the total costs of our products to remain competitive; (xxiii) potential limitation on the use of net operating losses to offset possible future taxable income; (xxiv) restrictions in our debt agreements that could limit our flexibility in operating our business; (xxv) failure to maintain effective internal controls over financial reporting; (xxvi) service interruption, misappropriation of data, or breaches of security as it relates to our information systems could cause a disruption in our operations, financial losses, and damage to our reputation; (xxvii) economic and demographic experience for pension and other post-retirement benefit plans could be less favorable than our assumptions; (xxviii) fluctuation in distributor sales could adversely affect our results of operations; (xxix) earthquakes and other natural disasters could disrupt our operations and have a material adverse effect on our financial condition and results of operations; and (xxx) volatility in our stock price.
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
KEMET's Ceramic business continues to focus on its specialty (value added) and large cap size business. Growth drivers for Ceramics includes electric vehicles, advanced driver assistance and autonomous driving systems, 5G infrastructure and connectivity, data servers and solid state drives, wireless charging, satellites, radar, and guidance systems.
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

KEMET operates twenty-one production facilities in Europe, North America, and Asia, and employs approximately 12,800 employees worldwide. Commodity manufacturing previously located in the United States has been substantially relocated to our lower-cost manufacturing facilities in Mexico, China, Vietnam, Indonesia, Thailand, and countries in Europe. Production remaining in the United States focuses primarily on early-stage manufacturing of new products and other specialty products for which customers are predominantly located in North America.
KEMET serves the needs of our global customer base through four geographic regions: North America and South America (“Americas”), Europe, the Middle East, and Africa (“EMEA”), Asia and the Pacific Rim (“APAC”), and Japan and Korea (“JPKO”). The Company sells its products through three channels: distributors, original equipment manufacturers (“OEM”), and electronic manufacturing services providers (“EMS”).
Our products are sold into a wide range of industries, including the computer, communications, automotive, military, consumer, industrial, medical, and aerospace industries. No single end market industry accounted for more than 30% of net sales in the nine months ended December 31, 2019, although one electronics distributor, TTI, Inc., accounted for more than 10% of net sales during this period. In addition, an aggregate of over 10% of our net sales in the nine months ended December 31, 2019 were driven by sales to EMS providers for incorporation into Apple Inc. products. No single end-use direct customer accounted for more than 5% of our net sales for the nine months ended December 31, 2019. During the nine months ended December 31, 2019 we introduced 11,749 new products of which 736 were first to market. In addition, we continue to focus on specialty products which accounted for 41.5% of our revenue over this period.
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
Recent Developments and Trends
Yageo Merger
On November 11, 2019, the Company entered into an agreement and plan of merger (the “Agreement”) pursuant to which Yageo Corporation (“Yageo”) will acquire all of the Company’s outstanding shares of common stock for $27.20 per share, subject to the satisfaction (or waiver of) specified conditions (the “Merger”). The consummation of the Merger is subject to customary conditions, including the approval by the Company’s stockholders. Certain further conditions include: (a) obtaining antitrust and other regulatory approvals in the United States and certain other jurisdictions (including, among others, China and Taiwan), (b) absence of any applicable restraining order or injunction prohibiting the Merger, (c) receipt of approval from the Committee on Foreign Investment in the United States (“CFIUS”), (d) obtaining foreign investment approval by the Investment Commission, Ministry of Economic Affairs, Taiwan, (e) the approval of Yageo’s stockholders, if required by applicable law and (f) in the case of Yageo’s obligations to complete the Merger, there not having been any “material adverse effect” (as customarily defined) on the Company. The agreement contains certain restrictions on the conduct of our business prior to the completion of the Merger or the termination of the Agreement, including, among other things, a restriction prohibiting us from paying any dividends or making certain other distributions. Upon consummation of the Merger, the Company would be a fully owned subsidiary of Yageo.
The Agreement is subject to termination if the Merger is not consummated within twelve months, subject to an automatic extension for a period of ninety days, for the purpose of obtaining certain antitrust clearances. The Agreement also contains certain other termination rights and provides that, upon termination of the Agreement under specified circumstances, including Yageo’s decision to terminate the Agreement if there is a change in the Board’s recommendation to adopt the Merger or a termination of the Agreement by the Company to enter into an agreement for a “superior proposal,” the Company will pay Yageo a cash termination fee of $63.8 million. The Agreement additionally provides that, upon termination of the Agreement under specified circumstances, including a failure to obtain CFIUS approval, Yageo will pay the Company a cash termination fee of $65.4 million. If Yageo fails to obtain approval by Yageo’s stockholders, if such approval is required by applicable law, Yageo will pay the Company a cash termination fee of $49.1 million. If Yageo fails to obtain debt financing upon the satisfaction of all conditions to closing, the Company may, within 30 days of termination, elect to receive a cash termination fee of $63.8 million. The Company filed a Current Report on Form 8-K with the SEC on November 12, 2019 with respect to the proposed Merger.
In a news release dated February 4, 2020, KEMET announced the Merger with Yageo is proceeding per plan with several key milestones already completed. The transaction is on track to close in the second half of 2020.
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
Antitrust Class Action Legal Settlement
As previously reported, including as reported in “Item 3. Legal Proceedings” of the Company's 2019 Annual Report, KEMET and KEC, along with more than 20 other capacitor manufacturers and subsidiaries (including TOKIN), are defendants in a purported antitrust class action complaint, In re: Capacitors Antitrust Litigation, No. 3:14-cv-03264-JD, filed on December 4, 2014 with the United States District Court, Northern District of California (the "U.S. Class Action Complaint”). The complaint alleges a violation of Section 1 of the Sherman Act, for which it seeks injunctive and equitable relief and money damages. On November 8, 2019 KEMET and KEC entered into a settlement agreement (the “Settlement Agreement”) with the plaintiffs in the U.S. Class Action Complaint by which, in consideration for the release of KEMET, KEC, and their affiliates from all claims relating in any way to the conduct alleged in the U.S. Class Action Complaint and from claims which could have been asserted in the U.S. Class Action Complaint to the extent they relate to the sale of capacitors in the United States, KEMET agreed to pay an aggregate of $62.0 million to the settlement class of plaintiffs. The Settlement Agreement is subject to court approval. Pursuant to the terms of the Settlement Agreement, KEMET paid $10.0 million into an escrow account on December 6, 2019. The remaining amount will be paid by KEMET within 12 months of the date of the Settlement Agreement. Under the terms of the Settlement Agreement KEMET and KEC did not admit to any violation of any statute or law or any liability or wrongdoing.
The Company recognized the $62.0 million expense in the Condensed Consolidated Statements of Operations for the nine months ended December 31, 2019 in the line item, “Antitrust class action settlements and regulatory costs.” The remaining payable is included in the line item, “Accrued expenses,” in the Condensed Consolidated Balance Sheets as of December 31, 2019.
Restructuring
The Company has implemented restructuring plans, which include programs to increase competitiveness by removing excess capacity, relocating production to lower cost locations, and eliminating unnecessary costs throughout the Company. Significant restructuring plans in progress as of December 31, 2019 are summarized below (amounts in thousands):

		Total expected to be incurred		Incurred during quarter ended December 31, 2019		Cumulative incurred to date
Restructuring Plan	Segment	Personnel Reduction Costs	Relocation & Exit Costs	Personnel Reduction Costs	Relocation & Exit Costs	Personnel Reduction Costs	Relocation & Exit Costs
Tantalum powder facility relocation (1)	Solid Capacitors	$897	$2,098	$109	$(130)	$674	$2,730
Axial electrolytic production relocation from Granna to Evora	Film and Electrolytic	732	4,242	13	—	732	4,242
MnO2 product line headcount reduction	Solid Capacitors	4,076	—	149	—	3,097	—
__________________
(1) Total expected relocation and exit costs is less than cumulative relocation and exit costs incurred to date due to the expected recovery of costs related to the sale of tantalum that is expected to be reclaimed (“tantalum reclaim”) as part of the plant exit activities.

Outlook
For the fourth quarter of fiscal year 2020, we expect net sales to be within the $275.0 million to $288.0 million range, non-GAAP adjusted gross margin as a percentage of net sales is expected to be between 28.0% and 30.0%, non-GAAP adjusted SG&A expenses are expected to be between $43.0 million and $45.0 million, and R&D expenses are expected to be approximately $12.5 million to $13.5 million. Our non-GAAP adjusted global effective tax rate is expected to be between 29.0% and 33.0%. We expect to spend in the range of $50.0 million to $60.0 million in capital expenditures for the fourth quarter of fiscal year 2020.
The Company has presented certain non-GAAP financial measures as projected for the fourth quarter of fiscal year 2020, including adjusted gross margin, adjusted SG&A expenses, and adjusted global effective tax rate. Reconciliations of GAAP to non-GAAP adjusted gross margin, GAAP to non-GAAP adjusted SG&A expenses, and GAAP to non-GAAP global effective tax rate are not provided. The Company does not forecast GAAP gross margin, GAAP SG&A expenses, and GAAP global effective tax rate as it cannot, without unreasonable effort, estimate or predict with certainty various components of each. These components include stock-based compensation expenses for GAAP gross margin, stock-based compensation expenses and enterprise resource planning (“ERP”) integration costs/IT transition costs for GAAP SG&A expenses, and the timing of nondeductible items and tax reform provisions impacting foreign income for GAAP global effective tax rate. Further, in the future, other items with similar characteristics to those currently included in adjusted gross margin, adjusted SG&A expenses, and adjusted global effective tax rate that have a similar impact on the comparability of periods, and which are not known at this time, may exist and impact adjusted gross margin, adjusted SG&A expenses, and adjusted global effective tax rate.

Condensed Consolidated Results of Operations
Consolidated Comparison of the Quarter Ended December 31, 2019 with the Quarter Ended December 31, 2018
The following table sets forth the Condensed Consolidated Statements of Operations for the periods indicated (amounts in thousands, except percentages):

	Three Months Ended December 31,
	2019	% to Total Sales	2018	% to Total Sales
Net sales	$294,741		$350,175
Gross margin	93,181	31.6%	123,750	35.3%
Selling, general and administrative expenses	50,031	17.0%	48,271	13.8%
Research and development	12,624	4.3%	11,357	3.2%
Restructuring charges	802	n.m.	1,718	n.m.
Gain (loss) on write down and disposal of long-lived assets	1,076	n.m.	788	n.m.
Operating income	28,648	9.7%	61,616	17.6%

Interest income	(904)	n.m.	(572)	n.m.
Interest expense	2,803	1.0%	4,480	1.3%
Antitrust class action settlements and regulatory costs	1,597	0.5%	281	n.m.
Other (income) expense, net	3,091	1.0%	13,725	3.9%
Income before income taxes and equity income (loss) from equity method investments	22,061	7.5%	43,702	12.5%
Income tax expense	5,400	1.8%	2,600	0.7%
Income before equity income (loss) from equity method investments	16,661	5.7%	41,102	11.7%
Equity income (loss) from equity method investments	(59)	n.m.	(296)	n.m.
Net income	$16,602	5.6%	$40,806	11.7%
Net Sales
Net sales for the quarter ended December 31, 2019 of $294.7 million decreased $55.4 million from $350.2 million for the quarter ended December 31, 2018. For the quarter ended December 31, 2019 as compared to the quarter ended December 31, 2018, Solid Capacitors net sales decreased $34.8 million, Film and Electrolytic net sales decreased $7.3 million, and MSA net sales decreased $13.4 million.
The decrease in Solid Capacitors net sales was driven by a $27.6 million decrease in Tantalum net sales and a $7.2 million decrease in Ceramics net sales. The decrease in Tantalum net sales primarily resulted from a $20.6 million decrease in distributor net sales across all regions except for the JPKO region, a $5.7 million decrease in OEM sales across all regions except for the Americas region, and a $4.1 million decrease in EMS sales across the Americas and EMEA regions. These decreases in Tantalum net sales were partially offset by a $1.2 million increase in OEM net sales in the Americas region, a $0.9 million increase in distributor net sales in the JPKO region, and a $0.7 million increase in EMS net sales in the APAC region. The decrease in Ceramics net sales primarily resulted from a $15.0 million decrease in distributor net sales across the Americas and EMEA regions and a $0.7 million decrease in EMS net sales in the Americas region. These decreases in Ceramics net sales were partially offset by a $4.1 million increase in distributor net sales across the APAC and JPKO regions, a $3.1 million increase in OEM net sales across all regions except for the JPKO region, and a $1.3 million increase in EMS net sales across the APAC and EMEA regions. Solid Capacitors net sales was negatively impacted by $0.8 million from foreign currency exchange due to the change in the value of the Euro compared to the U.S. dollar.
For Film and Electrolytic, the decrease in net sales was driven by a $6.3 million decrease in distributor net sales across the Americas, APAC, and EMEA regions, a $2.2 million decrease in OEM net sales across the Americas and EMEA regions, and a $0.8 million decrease in EMS net sales across the Americas and EMEA regions. These decreases in net sales were partially offset by a $1.1 million increase in EMS net sales in the APAC region and a $1.0 million increase in OEM net sales in the APAC region. Film and Electrolytic net sales was unfavorably impacted by $0.8 million from foreign currency exchange due to the change in the value of the Euro compared to the U.S. dollar.

The decrease in MSA net sales was driven by a $13.2 million decrease in OEM net sales across all regions except for the EMEA region, a $0.3 million decrease in EMS net sales in the APAC region, and a $0.3 million decrease in distributor net sales in the Americas region. These decreases in net sales were partially offset by a $0.3 million increase in distributor net sales in the APAC region. MSA net sales was favorably impacted by $0.9 million from foreign currency exchange due to the change in the value of the Japanese Yen compared to the U.S. dollar.
The following table reflects the percentage of net sales by region for the quarters ended December 31, 2019 and 2018:

	Three Months Ended December 31,
	2019	2018
APAC	43.1%	38.0%
Americas	21.8%	26.1%
EMEA	20.7%	22.0%
JPKO	14.4%	13.9%
	100.0%	100.0%
The following table reflects the percentage of net sales by channel for the quarters ended December 31, 2019 and 2018.

	Three Months Ended December 31,
	2019	2018
OEM	44.5%	42.0%
Distributor	39.0%	43.4%
EMS	16.5%	14.6%
	100.0%	100.0%
Gross Margin
Gross margin for the quarter ended December 31, 2019 of $93.2 million (31.6% of net sales) declined $30.6 million from $123.8 million (35.3% of net sales) for the quarter ended December 31, 2018, and gross margin as a percentage of net sales declined 370 basis points.
Solid Capacitors gross margin decreased $20.5 million, primarily due to a decrease in net sales.
Film and Electrolytic gross margin decreased $5.5 million, primarily due to a decrease in net sales and an unfavorable change in sales channel and region mix.
MSA gross margin decreased $4.6 million, primarily due to a decrease in net sales and an unfavorable shift in the sales mix.
Selling, General and Administrative Expenses
SG&A expenses of $50.0 million (17.0% of net sales) for the quarter ended December 31, 2019 increased $1.8 million from $48.3 million (13.8% of net sales) for the quarter ended December 31, 2018. The increase was primarily due to $5.3 million in Merger related expenses incurred during the quarter ended December 31, 2019, compared to no such expenses during the quarter ended December 31, 2018. Also contributing to the increase in SG&A expenses was a $0.4 million increase in depreciation and amortization expense. These increases were partially offset by a $3.6 million decrease in payroll expenses, mainly due to a decrease in salaries and incentive compensation, and a $0.3 million decrease in employee training expenses.
Research and Development
R&D expenses of $12.6 million (4.3% of net sales) for the quarter ended December 31, 2019 increased $1.3 million compared to $11.4 million (3.2% of net sales) for the quarter ended December 31, 2018. The increase was primarily attributed to a $0.9 million increase in payroll expenses and a $0.4 million increase in materials and supplies expenses.
Restructuring Charges
Restructuring charges of $0.8 million for the quarter ended December 31, 2019 decreased $0.9 million compared to $1.7 million for the quarter ended December 31, 2018.

The $0.8 million in restructuring charges for the quarter ended December 31, 2019 was comprised of $1.0 million in personnel reduction costs and a $0.2 million credit in relocation and exit costs.
The personnel reduction costs of $1.0 million were primarily due to $0.5 million in severance charges related to a reduction of the Ceramics product line workforce in Mexico due to a decline in sales, $0.1 million in severance charges related to headcount reductions in the Tantalum product line due to a decline in MnO2 sales, $0.1 million in severance charges resulting from the closing of the tantalum powder facility in Carson City, Nevada, and $0.1 million in severance charges related to personnel reductions resulting from a reorganization of Film and Electrolytic's management structure.
The credit for relocation and exit costs of $0.2 million primarily related to tantalum reclaim at the tantalum powder facility in Carson City, Nevada.
The Company incurred $1.7 million in restructuring charges for the quarter ended December 31, 2018 comprised of $1.0 million in personnel reduction costs and $0.8 million in relocation and exit costs.
The personnel reduction costs of $1.0 million were related to $0.7 million in costs related to headcount reductions in the TOKIN legacy group across various internal and operational functions and $0.3 million in severance charges related to personnel reductions in the Film and Electrolytic segment resulting from a reorganization of the segment's management structure.
The relocation and exit costs of $0.8 million related to the relocation of axial electrolytic production equipment from the plant in Granna, Sweden to the Company's plant in Evora, Portugal as the Company was in the process of shutting down operations at the Granna plant.
Operating Income
Operating income of $28.6 million for the quarter ended December 31, 2019 declined $33.0 million from operating income of $61.6 million for the quarter ended December 31, 2018. The decrease in operating income was primarily attributable to a $30.6 million decline in gross margin. Also contributing to the decrease in operating income was a $1.8 million increase in SG&A expenses, a $1.3 million increase in R&D expenses, and a $0.3 million increase in net loss on write down and disposal of long-lived assets. These unfavorable changes to operating income were partially offset by a $0.9 million decrease in restructuring charges.
Non-Operating (Income) Expense, Net
Non-operating expense, net was $6.6 million for the quarter ended December 31, 2019 compared to non-operating expense, net of $17.9 million for the quarter ended December 31, 2018. The $11.3 million decrease in non-operating expense, net was primarily attributable to a $16.0 million loss on the early extinguishment of the Company's prior term loan during the third quarter of fiscal year 2019, compared to no such loss during the quarter ended December 31, 2019. In addition, a $2.0 million decrease in net interest expense and a $0.8 million unrealized gain on equity securities contributed to the decrease in non-operating expense, net. These favorable changes were partially offset by a $6.6 million unfavorable change in foreign currency exchange (gain) loss, which was primarily due to currency fluctuations in the Chinese Yuan, Japanese Yen, Thai Bhat and British Pound and a $1.3 million increase in antitrust class action settlements and regulatory costs compared to the quarter ended December 31, 2018.
Income Taxes
Income tax expense of $5.4 million for the quarter ended December 31, 2019 increased by $2.8 million compared to $2.6 million for the quarter ended December 31, 2018. Income tax expense of $5.4 million for the quarter ended December 31, 2019 was comprised of $5.2 million of income tax expense related to foreign operations, $0.1 million of federal income tax benefit, and $0.3 million of state income tax expense.
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

Equity Income (Loss) from Equity Method Investments
Equity loss of $0.1 million for the quarter ended December 31, 2019 had a favorable change of $0.2 million compared to an equity loss of $0.3 million for the quarter ended December 31, 2018. The favorable change was primarily due to the acquisition of Novasentis on July 1, 2019, which discontinued the Company's accounting for Novasentis as an equity method investment. As a result, there was no equity income or loss from Novasentis during the quarter ended December 31, 2019. The Company incurred a $0.4 million equity loss from Novasentis during the quarter ended December 31, 2018. Partially offsetting this favorable change was a $0.2 million increase in equity loss from KEMET Jianghai for the quarter ended December 31, 2019 compared to the quarter ended December 31, 2018.

Segment Comparison of the Quarter Ended December 31, 2019 with the Quarter Ended December 31, 2018
The following table reflects each segment’s net sales and operating income (loss), for the quarters ended December 31, 2019 and 2018 (amounts in thousands):

	Three Months Ended December 31,
	2019	2018
Net sales:
Solid Capacitors	$203,893	$238,683
Film and Electrolytic	42,881	50,171
MSA	47,967	61,321
Total	$294,741	$350,175
Operating income (loss):
Solid Capacitors	$75,306	$95,105
Film and Electrolytic	(1,732)	3,383
MSA	3,823	5,774
Corporate	(48,749)	(42,646)
Total	$28,648	$61,616
Solid Capacitors
The following table sets forth net sales, operating income, and operating income as a percentage of net sales for our Solid Capacitors segment for the quarters ended December 31, 2019 and 2018 (amounts in thousands, except percentages):

	Three Months Ended December 31,
	2019		2018
	Amount	% to Net Sales	Amount	% to Net Sales
Tantalum product line net sales	$116,079		$143,680
Ceramic product line net sales	87,814		95,003
Solid Capacitors net sales	$203,893		$238,683
Solid Capacitors operating income	$75,306	36.9%	$95,105	39.8%
Net Sales
Solid Capacitors net sales of $203.9 million for the quarter ended December 31, 2019 decreased $34.8 million from $238.7 million for the quarter ended December 31, 2018. The decrease in net sales was due to a $27.6 million decrease in Tantalum net sales and a $7.2 million decrease in Ceramics net sales. The decrease in Tantalum net sales primarily resulted from a $20.6 million decrease in distributor net sales across all regions except for the JPKO region, a $5.7 million decrease in OEM sales across all regions except for the Americas region, and a $4.1 million decrease in EMS sales across the Americas and EMEA regions. These decreases in Tantalum net sales were partially offset by a $1.2 million increase in OEM net sales in the Americas region, a $0.9 million increase in distributor net sales in the JPKO region, and a $0.7 million increase in EMS net sales in the APAC region. The decrease in Ceramics net sales primarily resulted from a $15.0 million decrease in distributor net sales across the Americas and EMEA regions and a $0.7 million decrease in EMS net sales in the Americas region. These decreases in Ceramics net sales were partially offset by a $4.1 million increase in distributor net sales across the APAC and JPKO regions, a $3.1 million increase in OEM net sales across all regions except for the JPKO region, and a $1.3 million increase in EMS net sales across the APAC and EMEA regions. Solid Capacitors net sales was negatively impacted by $0.8 million from foreign currency exchange due to the change in the value of the Euro compared to the U.S. dollar.
Segment Operating Income
Segment operating income of $75.3 million for the quarter ended December 31, 2019 decreased $19.8 million from $95.1 million in the quarter ended December 31, 2018. The decrease in operating income was primarily a result of a $20.5 million decrease in gross margin, which was driven by a decrease in net sales. In addition, a $0.7 million increase in restructuring charges and a $0.2 million increase in R&D expenses contributed to the decrease in operating income. These unfavorable changes to operating income were partially offset by a $1.5 million decrease in SG&A expenses for the quarter ended December 31, 2019 compared to the quarter ended December 31, 2018.

Film and Electrolytic
The following table sets forth net sales, operating income (loss), and operating income (loss) as a percentage of net sales for our Film and Electrolytic segment for the quarters ended December 31, 2019 and 2018 (amounts in thousands, except percentages):

	Three Months Ended December 31,
	2019		2018
	Amount	% to Net Sales	Amount	% to Net Sales
Net sales	$42,881		$50,171
Operating income (loss)	(1,732)	(4.0)%	3,383	6.7%
Net Sales
Film and Electrolytic net sales of $42.9 million for the quarter ended December 31, 2019 decreased $7.3 million from $50.2 million for the quarter ended December 31, 2018. The decrease in net sales was primarily driven by a $6.3 million decrease in distributor net sales across the Americas, APAC, and EMEA regions, a $2.2 million decrease in OEM net sales across the Americas and EMEA regions, and a $0.8 million decrease in EMS net sales across the Americas and EMEA regions. These decreases in net sales were partially offset by a $1.1 million increase in EMS net sales in the APAC region and a $1.0 million increase in OEM net sales in the APAC region. Film and Electrolytic net sales was unfavorably impacted by $0.8 million from foreign currency exchange due to the change in the value of the Euro compared to the U.S. dollar.
Segment Operating Income (Loss)
Segment operating loss of $1.7 million for the quarter ended December 31, 2019 had a $5.1 million unfavorable change compared to operating income of $3.4 million in the quarter ended December 31, 2018. The decrease in operating income was a result of a $5.5 million decrease in gross margin, which was driven by a decrease in net sales and an unfavorable change in sales channel and region mix. Also contributing to the decrease in operating income was a $0.4 million increase in R&D expenses and a $0.2 million unfavorable change in (gain) loss on write down and disposal of long-lived assets. These unfavorable changes to operating income (loss) were partially offset by a $0.9 million decrease in restructuring charges and a $0.1 million decrease in SG&A expenses for the quarter ended December 31, 2019 compared to the quarter ended December 31, 2018.
Electro-magnetic, Sensors & Actuators
The following table sets forth net sales, operating income, and operating income as a percentage of net sales for our MSA segment for the quarters ended December 31, 2019 and 2018 (amounts in thousands, except percentages).

	Three Months Ended December 31,
	2019		2018
	Amount	% to Net Sales	Amount	% to Net Sales
Net sales	$47,967		$61,321
Operating income	3,823	8.0%	5,774	9.4%
Net Sales
MSA net sales of $48.0 million for the quarter ended December 31, 2019 decreased $13.4 million from $61.3 million for the quarter ended December 31, 2018. The decrease in net sales was primarily due to a $13.2 million decrease in OEM net sales across all regions except for the EMEA region, a $0.3 million decrease in EMS net sales in the APAC region, and a $0.3 million decrease in distributor net sales in the Americas region. These decreases in net sales were partially offset by a $0.3 million increase in distributor net sales in the APAC region. MSA net sales was favorably impacted by $0.9 million from foreign currency exchange due to the change in the value of the Japanese Yen compared to the U.S. dollar.
Segment Operating Income
Segment operating income of $3.8 million for the quarter ended December 31, 2019 decreased approximately $2.0 million from $5.8 million in the quarter ended December 31, 2018. The decrease in operating income was primarily a result of a $4.6 million decrease in gross margin, which was driven by a decrease in net sales and an unfavorable shift in the sales mix. This decrease to operating income was partially offset by a $2.2 million decrease in SG&A expenses and a $0.5 million decrease in restructuring charges for the quarter ended December 31, 2019 compared to the quarter ended December 31, 2018.

Consolidated Comparison of the Nine Months Ended December 31, 2019 with the Nine Months Ended December 31, 2018
The following table sets forth the Condensed Consolidated Statements of Operations for the nine months ended December 31, 2019 and 2018 (amounts in thousands):

	Nine Months Ended December 31,
	2019	% to Total Sales	2018	% to Total Sales
Net sales	$967,380		$1,027,024
Gross margin	328,479	34.0%	332,136	32.3%
Selling, general and administrative expenses	147,243	15.2%	149,071	14.5%
Research and development	37,073	3.8%	33,040	3.2%
Restructuring charges	5,930	0.6%	1,622	n.m.
(Gain) loss on write down and disposal of long-lived assets	2,095	n.m.	1,611	n.m.
Operating income	136,138	14.1%	146,792	14.3%

Interest income	(2,525)	n.m.	(1,325)	n.m.
Interest expense	8,099	0.8%	18,803	1.8%
Antitrust class action settlements and regulatory costs	64,695	6.7%	4,563	n.m.
Other (income) expense, net	450	n.m.	2,083	n.m.
Income before income taxes and equity income (loss) from equity method investments	65,419	6.8%	122,668	11.9%
Income tax expense	23,900	2.5%	9,200	0.9%
Income before equity income (loss) from equity method investments	41,519	4.3%	113,468	11.0%
Equity income (loss) from equity method investments	163	n.m.	(301)	n.m.
Net income	$41,682	4.3%	$113,167	11.0%
Net Sales
Net sales of $967.4 million for the nine months ended December 31, 2019 decreased $59.6 million from $1.0 billion for the nine months ended December 31, 2018. Solid Capacitor net sales decreased $2.2 million, Film and Electrolytic net sales decreased $24.4 million, and MSA net sales decreased $33.0 million.
The decrease in Solid Capacitors net sales was driven by a $52.5 million decrease in Tantalum net sales, which was mostly offset by a $50.2 million increase in Ceramics net sales. The decrease in Tantalum net sales was primarily due to a $49.5 million decrease in distributor net sales across the Americas, APAC, and EMEA regions, a $5.2 million decrease in EMS net sales in the Americas region, and a $2.9 million decrease in OEM net sales across the EMEA and JPKO regions. These decreases in Tantalum net sales were partially offset by a $2.4 million increase in OEM net sales across the Americas and APAC regions, a $1.6 million increase in distributor net sales in the JPKO region, and a $1.2 million increase in EMS net sales in the APAC region. The increase in Ceramics net sales was primarily due to a $25.3 million increase in distributor net sales across all regions, a $13.2 million increase in EMS net sales across regions, and an $11.9 million increase in OEM net sales across all regions except for the JPKO region. These increases in Ceramics net sales were partially offset by a $0.2 million decrease in OEM net sales in the JKPO region. Solid Capacitors net sales was unfavorably impacted by $4.2 million from foreign currency exchange due to the change in the value of the Euro compared to the U.S. Dollar.
The decrease in Film and Electrolytic net sales was driven by a $16.5 million decrease in distributor net sales across all regions except for the JPKO region, a $9.0 million decrease in OEM net sales across all regions, and a $2.1 million decrease in EMS net sales in the EMEA region. These decreases in net sales were partially offset by a $2.9 million increase in EMS net sales across the Americas and APAC regions and a $0.2 million increase in distributor net sales in the JPKO region. Film and Electrolytic net sales was unfavorably impacted by $4.2 million from foreign currency exchange due to the change in the value of the Euro compared the U.S. Dollar.
The decrease in MSA net sales was driven by a $32.9 million decrease in OEM net sales across all regions except for the EMEA region and a $1.2 million decrease in distributor net sales in the APAC region. These decreases in net sales were partially offset by a $1.1 million increase in distributor net sales across the Americas and EMEA regions. MSA net sales was favorably impacted by $2.1 million from foreign currency exchange due to the change in the value of the Japanese Yen compared to the U.S. dollar.
The following table reflects the percentage of net sales by region for the nine months ended December 31, 2019 and 2018:

	Nine Months Ended December 31,
	2019	2018
APAC	40.1%	39.4%
Americas	24.5%	23.9%
EMEA	22.0%	22.3%
JPKO	13.4%	14.4%
	100.0%	100.0%

The following table reflects the percentage of net sales by channel for the nine months ended December 31, 2019 and 2018:

	Nine Months Ended December 31,
	2019	2018
OEM	43.3%	43.8%
Distributor	40.8%	42.2%
EMS	15.9%	14.0%
	100.0%	100.0%

Gross Margin
Gross margin of $328.5 million (34.0% of net sales) for the nine months ended December 31, 2019 decreased $3.7 million from $332.1 million (32.3% of net sales) for the nine months ended December 31, 2018 and gross margin as a percentage of net sales improved 170 basis points.
Solid Capacitors gross margin increased $21.1 million, primarily due to continued variable margin improvement resulting from manufacturing process improvements, vertical integration, and ongoing restructuring activities, as well as a favorable shift in sales mix and channel. Price increases for certain products also contributed to the increase in gross margin.
Film and Electrolytic gross margin decreased $10.2 million, primarily due to a decrease in net sales and an unfavorable change in sales channel and region mix.
MSA gross margin decreased $14.6 million, primarily due to a decrease in net sales and an unfavorable shift in sales mix.
Selling, General and Administrative Expenses
SG&A expenses of $147.2 million (15.2% of net sales) for the nine months ended December 31, 2019 decreased $1.8 million compared to $149.1 million (14.5% of net sales) for the nine months ended December 31, 2018. The decrease was mainly attributed to a $12.5 million decrease in payroll expenses, mainly due to a decrease in incentive compensation. This decrease was partially offset by $5.3 million in Merger related expenses incurred during the nine months ended December 31, 2019, compared to no such expenses during the nine months ended December 31, 2018. In addition, a $2.1 million increase in depreciation and amortization expense, a $1.9 million increase in professional fees, and a $1.4 million increase in software expenses unfavorably impacted SG&A expenses compared to the nine months ended December 31, 2018.
Research and Development
R&D expenses of $37.1 million (3.8% of net sales) for the nine months ended December 31, 2019 increased $4.0 million compared to $33.0 million (3.2% of net sales) for the nine months ended December 31, 2018. The increase was primarily related to a $3.5 million increase in payroll expenses and a $0.5 million increase in materials and supplies expenses.
Restructuring Charges
Restructuring charges of $5.9 million for the nine months ended December 31, 2019 increased $4.3 million from $1.6 million for the nine months ended December 31, 2018.

The $5.9 million in restructuring charges for the nine months ended December 31, 2019 was comprised of $4.6 million in personnel reduction costs and $1.3 million in relocation and exit costs.
The personnel reduction costs of $4.6 million were primarily due to $1.5 million in severance charges related to headcount reductions in the Tantalum product line due to a decline in MnO2 sales, $0.7 million in severance charges resulting from the closing of the Granna, Sweden manufacturing plant as axial electrolytic production was moved to the plant in Evora, Portugal, $0.7 million in corporate severance charges related to headcount reductions in TOKIN Japan, $0.7 million in severance charges resulting from the closing of the tantalum powder facility in Carson City, Nevada, $0.5 million in severance charges related to a reduction of the Ceramics product line workforce in Mexico due to a decline in sales, and $0.3 million in severance costs related to personnel reductions resulting from a reorganization of Film and Electrolytic's management structure.
The relocation and exit costs of $1.3 million were primarily related to $1.9 million in costs resulting from the relocation of axial electrolytic production equipment from the Company's plant in Granna, Sweden to its plant in Evora, Portugal. Relocation and exit costs were benefited by a $0.6 million credit related to tantalum reclaim at the tantalum powder facility in Carson City, Nevada.
The Company incurred $1.6 million in restructuring charges in the nine months ended December 31, 2018 comprised of $0.9 million in personnel reduction costs and $0.7 million in relocation and exit costs.
The personnel reduction costs of $0.9 million were primarily related to $0.7 million in costs related to headcount reductions in the TOKIN legacy group across various internal and operational functions and $0.3 million in severance charges related to personnel reductions in the Film and Electrolytic segment resulting from a reorganization of the segment's management structure.
The relocation and exit costs of $0.7 million were primarily related to the relocation of axial electrolytic production equipment from the plant in Granna, Sweden to the Company's plant in Evora, Portugal.
Operating Income
Operating income of $136.1 million for the nine months ended December 31, 2019 declined $10.7 million from operating income of $146.8 million for the nine months ended December 31, 2018. The decrease in operating income was primarily attributable to a $4.3 million increase in restructuring charges, a $4.0 million increase in R&D expenses, and a $3.7 million decline in gross margin. Also contributing to the decrease in operating income was a $0.5 million increase in net loss on write down and disposal of long-lived assets. These unfavorable changes to operating income were partially offset by a $1.8 million decrease in SG&A expenses.
Non-Operating (Income) Expense, Net
Non-operating expense, net was $70.7 million for the nine months ended December 31, 2019, compared to non-operating expense, net of $24.1 million for the nine months ended December 31, 2018. The $46.6 million increase in non-operating expense, net was primarily attributable to a $60.2 million increase in antitrust class action settlements and regulatory costs. Also contributing to the increase in non-operating expense, net was an $11.7 million unfavorable change in foreign currency exchange (gain) loss, which was primarily due currency fluctuations in the Thai Bhat, Chinese Yuan, Japanese Yen and British Pound and a $4.5 million decrease in R&D grant reimbursements and grant income. These unfavorable changes were partially offset by a $16.0 million loss on the early extinguishment of debt that occurred during the nine months ended December 31, 2018 when the Company refinanced its term loan, compared to no such loss during the nine months ended December 31, 2019. Additionally, net interest expense decreased $11.9 million from the nine months ended December 31, 2018 due to the debt refinancing. A $0.8 million increase in net derivative interest income and a $0.8 million unrealized gain on equity securities recognized during the nine months ended December 31, 2019 also benefited non-operating (income) expense, net.
Income Taxes
Income tax expense of $23.9 million for the nine months ended December 31, 2019 increased $14.7 million compared to $9.2 million for the nine months ended December 31, 2018. Income tax expense of $23.9 million for the nine months ended December 31, 2019 was comprised of $13.9 million of income tax expense related to foreign operations, $9.5 million of federal income tax expense, and $0.5 million of state income tax expense.
Income tax expense of $9.2 million for the nine months ended December 31, 2018 was comprised of $9.6 million of income tax expense related to foreign operations and $0.4 million of state income tax benefit. The $9.6 million of income tax expense related to foreign operations included a $0.6 million benefit related to the final settlement of an uncertain tax position.

The effective tax rates differ from income taxes recorded using a statutory rate largely due to the impact of certain nondeductible items, the relative mix in earnings and losses in various tax jurisdictions, the usage of the net operating losses, and reversal of associated valuation allowances previously recorded on the deferred tax assets.
Equity Income (Loss) from Equity Method Investments
Equity income of $0.2 million for the nine months ended December 31, 2019 had a favorable change of $0.5 million compared to an equity loss of $0.3 million for the nine months ended December 31, 2018. The change was primarily related to a $0.4 million gain associated with the Novasentis acquisition as a result of the Company adjusting its investment balance in Novasentis to fair value prior to its acquisition during the nine months ended December 31, 2019.

Segment Comparison of the Nine Months Ended December 31, 2019 with the Nine Months Ended December 31, 2018
The following table reflects each segment’s net sales and operating income (loss) for the nine months ended December 31, 2019 and 2018 (amounts in thousands):

	Nine Months Ended December 31,
	2019	2018
Net sales:
Solid Capacitors	$685,733	$687,977
Film and Electrolytic	131,394	155,754
MSA	150,253	183,293
Total	$967,380	$1,027,024
Operating income (loss):
Solid Capacitors	$271,368	$249,456
Film and Electrolytic	(5,683)	8,686
MSA	11,916	18,961
Corporate	(141,463)	(130,311)
Total	$136,138	$146,792
Solid Capacitors
The following table sets forth net sales, operating income and operating income as a percentage of net sales for our Solid Capacitors segment for the nine months ended December 31, 2019 and 2018 (amounts in thousands, except percentages):

	Nine Months Ended December 31,
	2019		2018
	Amount	% to Net Sales	Amount	% to Net Sales
Tantalum product line net sales	$373,571		$426,047
Ceramic product line net sales	312,162		261,930
Solid Capacitors net sales	$685,733		$687,977
Solid Capacitors operating income	$271,368	39.6%	$249,456	36.3%
Net Sales
Solid Capacitors net sales of $685.7 million for the nine months ended December 31, 2019 decreased $2.2 million from $688.0 million for the nine months ended December 31, 2018. The decrease in net sales was primarily driven by a $52.5 million decrease in Tantalum net sales, which was mostly offset by a $50.2 million increase in Ceramics net sales. The decrease in Tantalum net sales was primarily due to a $49.5 million decrease in distributor net sales across the Americas, APAC, and EMEA regions, a $5.2 million decrease in EMS net sales in the Americas region, and a $2.9 million decrease in OEM net sales across the EMEA and JPKO regions. These decreases in Tantalum net sales were partially offset by a $2.4 million increase in OEM net sales across the Americas and APAC regions, a $1.6 million increase in distributor net sales in the JPKO region, and a $1.2 million increase in EMS net sales in the APAC region. The increase in Ceramics net sales was primarily due to a $25.3 million increase in distributor net sales across all regions, a $13.2 million increase in EMS net sales across regions, and an $11.9 million increase in OEM net sales across all regions except for the JPKO region. These increases in Ceramics net sales were partially offset by a $0.2 million decrease in OEM net sales in the JKPO region. Solid Capacitors net sales was unfavorably impacted by $4.2 million from foreign currency exchange due to the change in the value of the Euro compared to the U.S. Dollar.
Segment Operating Income
Segment operating income of $271.4 million for the nine months ended December 31, 2019 increased $21.9 million from $249.5 million for the nine months ended December 31, 2018. The increase in operating income was primarily a result of a $21.1 million increase in gross margin, which was driven by continued variable margin improvement resulting from manufacturing process improvements, vertical integration, and ongoing restructuring activities, as well as a favorable shift in sales mix and channel. Price increases for certain products also contributed to the increase in gross margin. Also contributing to the increase in operating income was a $4.3 million decrease in SG&A expenses and a $0.2 million decrease in net loss on write down and disposal of long-lived assets. These improvements to operating income were partially offset by a $2.3 million increase in restructuring charges and a $1.4 million increase in R&D expenses for the nine months ended December 31, 2019 compared to the nine months ended December 31, 2018.
Film and Electrolytic
The following table sets forth net sales, operating income (loss) and operating income (loss) as a percentage of net sales for our Film and Electrolytic segment for the nine months ended December 31, 2019 and 2018 (amounts in thousands, except percentages):

	Nine Months Ended December 31,
	2019		2018
	Amount	% to Net Sales	Amount	% to Net Sales
Net sales	$131,394		$155,754
Operating income (loss)	(5,683)	(4.3)%	8,686	5.6%

Net Sales
Film and Electrolytic net sales of $131.4 million for the nine months ended December 31, 2019 decreased $24.4 million from $155.8 million for the nine months ended December 31, 2018. The decrease in net sales was primarily driven by a $16.5 million decrease in distributor net sales across all regions except for the JPKO region, a $9.0 million decrease in OEM net sales across all regions, and a $2.1 million decrease in EMS net sales in the EMEA region. These decreases in net sales were partially offset by a $2.9 million increase in EMS net sales across the Americas and APAC regions and a $0.2 million increase in distributor net sales in the JPKO region. Film and Electrolytic net sales was unfavorably impacted by $4.2 million from foreign currency exchange due to the change in the value of the Euro compared the U.S. Dollar.
Segment Operating Income (Loss)
Segment operating loss of $5.7 million for the nine months ended December 31, 2019 had a $14.4 million unfavorable change from segment operating income of $8.7 million for the nine months ended December 31, 2018. The unfavorable change in operating income was primarily attributable to a $10.2 million decrease in gross margin, which was due to a decrease in net sales and an unfavorable change in sales channel and region mix. The unfavorable change in operating income was also attributable to a $2.0 million increase in restructuring charges, a $1.2 million increase in R&D expenses, and a $1.1 million unfavorable change in (gain) loss on write down and disposal of long-lived assets. These unfavorable changes to operating income were partially offset by a $0.1 million decrease in SG&A expenses for the nine months ended December 31, 2019 compared to the nine months ended December 31, 2018.
Electro-magnetic, Sensors & Actuators
The following table sets forth net sales, operating income, and operating income as a percentage of net sales for our MSA segment for the nine months ended December 31, 2019 (amounts in thousands, except percentages):

	Nine Months Ended December 31,
	2019		2018
	Amount	% to Net Sales	Amount	% to Net Sales
Net sales	$150,253		$183,293
Operating income	11,916	7.9%	18,961	10.3%

Net Sales
MSA net sales of $150.3 million for the nine months ended December 31, 2019 decreased $33.0 million from $183.3 million for the nine months ended December 31, 2018. The decrease in net sales was primarily driven by a $32.9 million decrease in OEM net sales across all regions except for the EMEA region and a $1.2 million decrease in distributor net sales in the APAC region. These decreases in net sales were partially offset by a $1.1 million increase in distributor net sales across the Americas and EMEA regions. MSA net sales was favorably impacted by $2.1 million from foreign currency exchange due to the change in the value of the Japanese Yen compared to the U.S. dollar.

Segment Operating Income
Segment operating income of $11.9 million for the nine months ended December 31, 2019 decreased $7.0 million from segment operating income of $19.0 million in the nine months ended December 31, 2018. The decrease in operating income was primarily a result of a $14.6 million decrease in gross margin, which was driven by a decrease in net sales and an unfavorable shift in sales mix. This decrease to operating income was partially offset by a $7.1 million decrease in SG&A expenses, a $0.3 million decrease in restructuring charges, and a $0.1 million decrease in R&D expenses for the nine months ended December 31, 2019 compared to the nine months ended December 31, 2018.

Liquidity and Capital Resources
Our liquidity needs arise from working capital requirements, capital expenditures, acquisitions, principal and interest payments on debt, costs associated with the implementation of our restructuring plans, and in the past, dividend payments. Historically, our cash needs have been met by cash flows from operations, borrowings under our loan agreements, and existing cash balances.
TOKIN Term Loan Facility
On October 29, 2018, the Company entered into a JPY 33.0 billion Term Loan Agreement (the “TOKIN Term Loan Facility”) by and among TOKIN Corporation (“TOKIN”), the lenders party thereto (the “Lenders”) and Sumitomo Mitsui Trust Bank, Limited in its capacity as agent (the “Agent”), arranger and Lender. Funding for the TOKIN Term Loan Facility occurred on November 7, 2018. The proceeds, which were net of an arrangement fee withheld from the funding amount, were JPY 32.1 billion, or approximately $283.9 million using the exchange rate as of November 7, 2018. The carrying value of the TOKIN Term Loan Facility at December 31, 2019 was $270.8 million.
Revolving Line of Credit
The revolving line of credit has a facility amount of up to $75.0 million, which is based on factors including outstanding eligible accounts receivable, inventory, and equipment collateral.
As of December 31, 2019, there were no borrowings under the revolving line of credit, and the Company’s available borrowing capacity, which is based on factors including outstanding eligible accounts receivable, inventory and equipment collateral, under the Revolver Amendment was $62.2 million.
Customer Advances
As of December 31, 2019, the Company has received a total of $45.0 million in customer advances from three separate customers (“Customer Capacity Agreements”). The Customer Capacity Agreements are being used to fund the expansion of capacity for various electronic components that are sold to these customers. Since the debt is non-interest bearing, the Company has recorded debt discounts on the advances. These discounts will be amortized over the expected life of the Advances through interest expense. The carrying value of this debt at December 31, 2019 was $34.6 million.
During the nine months ended December 31, 2019, the Company had $28.0 million in capital expenditures related to the Customer Capacity Agreements. As of December 31, 2019, the Company had $1.4 million in cash that was restricted to be used to fund these Investments. Restricted cash is recorded within “Prepaid expenses and other current assets” in the Condensed Consolidated Balance Sheets.
Short-Term Liquidity
Cash and cash equivalents as of December 31, 2019 of $208.4 million increased $0.5 million from $207.9 million as of March 31, 2019. Our net working capital (current assets less current liabilities) as of December 31, 2019 was $380.2 million compared to $363.6 million as of March 31, 2019. Cash and cash equivalents held by our foreign subsidiaries totaled $148.0 million and $139.6 million at December 31, 2019 and March 31, 2019, respectively, with the increase primarily driven by higher cash in Japan and Mexico, partially offset by lower cash in Taiwan, Singapore and Thailand. Our operating income outside the U.S. is not deemed to be permanently reinvested in foreign jurisdictions. However, we currently do not intend nor foresee a need to repatriate cash and cash equivalents held by foreign subsidiaries. If these funds are needed for our operations in the U.S., we may be required to accrue U.S. withholding taxes on the distributed foreign earnings.
Based on our current operating plans, we believe cash and cash equivalents, including expected cash generated from operations, are sufficient to fund our operating requirements for at least the next twelve months, including $58.4 million in payments for antitrust class action settlements and regulatory costs, $29.0 million in debt principal payments, approximately $6.2 million in interest payments, and $0.6 million in restructuring payments. As of December 31, 2019, our borrowing capacity, which is based on factors including outstanding eligible accounts receivable, inventory and equipment collateral, under the revolving line of credit was $62.2 million. The revolving line of credit expires on April 28, 2022.
Cash, cash equivalents, and restricted cash increased $1.9 million for the nine months ended December 31, 2019, as compared to a decrease of $49.4 million during the nine months ended December 31, 2018.

The following table provides a summary of cash flows for the periods presented (amounts in thousands):

	Nine months ended December 31,
	2019	2018
Net cash provided by (used in) operating activities	$90,735	$82,727
Net cash provided by (used in) investing activities	(105,454)	(78,705)
Net cash provided by (used in) financing activities	15,441	(46,139)
Effect of foreign currency fluctuations on cash, cash equivalents, and restricted cash	1,221	(7,236)
Net increase (decrease) in cash, cash equivalents, and restricted cash	$1,943	$(49,353)
Operating
During the nine months ended December 31, 2019, cash provided by operating activities totaled $90.7 million, compared to cash provided by operating activities of $82.7 million during the nine months ended December 31, 2018. During the nine months ended December 31, 2019, cash provided by operating activities was positively impacted by net income. Operating cash flows were negatively impacted by the effects of a $20.3 million decrease in operating liabilities and a $7.7 million increase in operating assets.
During the nine months ended December 31, 2018, cash provided by operating activities was positively impacted by net income. Operating cash flows were negatively impacted by the effects of a $61.5 million decrease in operating liabilities and a $42.1 million increase in operating assets.
Investing
During the nine months ended December 31, 2019 and 2018, cash used in investing activities totaled $105.5 million and $78.7 million, respectively. During the nine months ended December 31, 2019, cash used in investing activities included capital expenditures of $104.1 million, primarily related to expanding capacity at our manufacturing locations in Mexico, China, Thailand, and Japan, as well as information technology projects across the world. Customer Capacity Agreements made up $28.0 million of the $104.1 million in capital expenditures. Additionally, the Company made a contribution of $5.0 million to KEMET Jianghai and used $1.3 million in cash to purchase the remaining ownership interests in Novasentis. Partially offsetting these uses of cash was the receipt of $4.5 million from the settlement of the net investment hedge and $0.4 million in dividends from our equity method investments.
During the nine months ended December 31, 2018, cash used in investing activities included capital expenditures of $77.7 million, primarily related to expanding capacity at our manufacturing locations in Mexico, Portugal, China, Thailand, and Japan, as well as information technology projects in the United States and Mexico. Additionally, we made capital contributions to KEMET Jianghai and Novasentis totaling $2.0 million. Partially offsetting these uses of cash was the receipt of $0.8 million in dividends from our equity method investments and $0.2 million in proceeds from the sale of assets.
Financing
During the nine months ended December 31, 2019 cash provided by financing activities totaled $15.4 million and during the nine months ended December 31, 2018 cash used in financing activities totaled $46.1 million. During the nine months ended December 31, 2019, the Company received $31.6 million in customer advances related to the Customer Capacity Agreements. Additionally, the Company received $6.5 million upon the termination of cross-currency swaps. Partially offsetting these cash inflows was $13.1 million in long-term debt repayments, $5.8 million in dividend payments, and $2.8 million used to settle cash flow hedges.
During the nine months ended December 31, 2018, cash used in financing activities included $332.1 million in long-term debt repayments on the Company's prior term loan, which was fully repaid during fiscal year 2019. The $332.1 million in payments on long term debt included two quarterly payments of $4.3 million, for a total of $8.6 million, and $323.4 million to repay the remaining balance on the Company's prior term loan. An early payment premium on that term loan used $3.2 million in cash and the Company also made one quarterly dividend payment of $2.9 million. Partially offsetting these uses of cash was $283.9 million in proceeds from the TOKIN Term Loan Facility and $9.5 million in customer advances related to the Customer Capacity Agreements. Additionally, the Company generated $0.5 million in cash from the exercise of stock options.

Commitments
With the exception of the items noted below, our commitments have not materially changed from those disclosed in the Company’s 2019 Form 10-K. An update to our contractual obligations is as follows (amounts in thousands):

		Payment Due by Period
Contractual obligations	Total	Year 1	Years 2 - 3	Years 4 - 5	More than 5 years
Debt obligations	$330,577	$29,031	$66,364	$218,374	$16,808
Antitrust settlements and regulatory costs (1)	68,829	58,383	10,446	—	—
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
    The following table provides a reconciliation from non-GAAP adjusted gross margin to GAAP gross margin, the most directly comparable GAAP measure (amounts in thousands, except percentages):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2019	2018	2019	2018
Net sales	$294,741	$350,175	$967,380	$1,027,024
Cost of sales	201,560	226,425	638,901	694,888
Gross margin (GAAP)	$93,181	$123,750	$328,479	$332,136
Gross margin as a % of net sales	31.6%	35.3%	34.0%	32.3%
Non-GAAP adjustments:
Plant start-up costs	136	305	136	2,419
Stock-based compensation expense	792	666	2,648	1,941
Adjusted gross margin (non-GAAP)	$94,109	$124,721	$331,263	$336,496
Adjusted gross margin (non-GAAP) as a % of net sales	31.9%	35.6%	34.2%	32.8%
The following table provides a reconciliation from non-GAAP adjusted SG&A expenses to GAAP SG&A expenses, the most directly comparable GAAP measure (amounts in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2019	2018	2019	2018
SG&A expenses (GAAP)	$50,031	$48,271	$147,243	$149,071
Non-GAAP adjustments:
ERP integration costs/IT transition costs	2,029	2,453	4,752	5,696
Stock-based compensation expense	1,521	767	6,303	7,816
Legal expenses related to antitrust class actions	(29)	1,268	5,058	4,294
Merger related expenses	5,283	—	5,283	—
Contingent consideration fair value adjustment	33	—	65	—
Adjusted SG&A expenses (non-GAAP)	$41,194	$43,783	$125,782	$131,265

The following table provides a reconciliation from non-GAAP adjusted operating income to GAAP operating income, the most directly comparable GAAP measure (amounts in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2019	2018	2019	2018
Operating income (GAAP)	$28,648	$61,616	$136,138	$146,792
Non-GAAP adjustments:
Restructuring charges	802	1,718	5,930	1,622
ERP integration/IT transition costs	2,029	2,453	4,752	5,696
Stock-based compensation expense	2,387	1,534	9,258	10,011
Legal expenses related to antitrust class actions	(29)	1,268	5,058	4,294
Plant start-up costs	136	305	136	2,419
(Gain) loss on write down and disposal of long-lived assets	1,076	788	2,095	1,611
Merger related expenses	5,283	—	5,283	—
Contingent consideration fair value adjustment	33	—	65	—
Adjusted operating income (non-GAAP)	$40,365	$69,682	$168,715	$172,445

The following table provides a reconciliation from non-GAAP adjusted net income to GAAP net income, the most directly comparable GAAP measure (amounts in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2019	2018	2019	2018
Net income (GAAP)	$16,602	$40,806	$41,682	$113,167
Non-GAAP adjustments:
Restructuring charges	802	1,718	5,930	1,622
R&D grant reimbursements and grant income	(7)	(470)	(23)	(4,557)
ERP integration/IT transition costs	2,029	2,453	4,752	5,696
Stock-based compensation expense	2,387	1,534	9,258	10,011
Settlements, regulatory costs, and legal expenses related to antitrust class actions	1,568	1,549	69,753	8,857
(Gain) loss on early extinguishment of debt	—	15,988	—	15,988
Net foreign exchange (gain) loss	4,113	(2,218)	1,327	(9,546)
Equity (income) loss from equity method investments	59	296	(163)	301
Plant start-up costs	136	305	136	2,419
(Gain) loss on write down and disposal of long-lived assets	1,076	788	2,095	1,611
Income tax effect of non-GAAP adjustments	(5,693)	(91)	(24,219)	196
Merger related expenses	5,283	—	5,283	—
Unrealized gain on equity securities	(794)	—	(794)	—
Contingent consideration fair value adjustment	33	—	65	—
Adjusted net income (non-GAAP)	$27,594	$62,658	$115,082	$145,765

The following table provides a reconciliation from EBITDA and non-GAAP adjusted EBITDA to GAAP net income, the most directly comparable GAAP measure (amounts in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2019	2018	2019	2018
Net income (GAAP)	$16,602	$40,806	$41,682	$113,167
Non-GAAP adjustments:
Interest expense, net	1,899	3,908	5,574	17,478
Income tax expense	5,400	2,600	23,900	9,200
Depreciation and amortization	16,154	12,763	45,530	38,405
EBITDA (non-GAAP)	40,055	60,077	116,686	178,250
Excluding the following items:
Restructuring charges	802	1,718	5,930	1,622
R&D grant reimbursements and grant income	(7)	(470)	(23)	(4,557)
ERP integration/IT transition costs	2,029	2,453	4,752	5,696
Stock-based compensation expense	2,387	1,534	9,258	10,011
Settlements, regulatory costs, and legal expenses related to antitrust class actions	1,568	1,549	69,753	8,857
Net foreign exchange (gain) loss	4,113	(2,218)	1,327	(9,546)
Equity (income) loss from equity method investments	59	296	(163)	301
(Gain) loss on early extinguishment of debt	—	15,988	—	15,988
Plant start-up costs	136	305	136	2,419
(Gain) loss on write down and disposal of long-lived assets	1,076	788	2,095	1,611
Merger related expenses	5,283	—	5,283	—
Unrealized gain on equity securities	(794)	—	(794)	—
Contingent consideration fair value adjustment	33	—	65	—
Adjusted EBITDA (non-GAAP)	$56,740	$82,020	$214,305	$210,652
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
Adjusted SG&A expenses represents SG&A expenses excluding adjustments which are outlined in the quantitative reconciliation provided above. Management uses Adjusted SG&A expenses to facilitate our analysis and understanding of our business operations by excluding these items which might otherwise make comparisons of our ongoing business with prior periods more difficult and obscure trends in ongoing operations. The Company believes that Adjusted SG&A expenses is useful to investors because it provides a supplemental way to understand the underlying operating performance of the Company. Adjusted SG&A expenses should not be considered as an alternative to SG&A expenses or any other performance measure derived in accordance with GAAP.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Foreign Currency Exchange Rate Risk
During fiscal year 2019, we entered into cross-currency swaps to hedge the foreign currency risk on intercompany financings and to hedge the JPY currency exposure of the Company's net investment in TOKIN. We use these derivative financial instruments primarily to reduce our exposure to adverse fluctuations in foreign currency exchange rates. We do not enter into derivative financial instruments for speculative purposes and our derivative positions are used to reduce risk by hedging an underlying economic exposure. Because of the high correlation between the hedging instrument and the underlying exposure, fluctuations in the value of the instruments are generally offset by reciprocal changes in the value of the underlying exposure. In the first quarter of fiscal year 2020, we terminated our fair value hedges and subsequently entered into two cash flow hedges to limit our exposure to fluctuations in foreign currency exchange rates. Other than the foregoing, there have been no material changes to our market risks as disclosed in our Annual Report on Form 10-K for the year ended March 31, 2019 filed with the SEC on May 30, 2019.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of December 31, 2019, the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, has performed an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) in ensuring that information required to be disclosed by the Company in its reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms, and that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding continued disclosure. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2019 (the end of the period covered by this Quarterly Report on Form 10-Q), due to a material weakness in internal controls over financial reporting, as further described in our 2019 Annual Report on Form 10-K filed with the SEC on May 30, 2019.
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
Remediation Plan
Management is in the process of remediating this material weakness and has engaged an independent third-party to assist with the evaluation of the internal controls pertaining to the initiation and recording of net sales and accounts receivable. We are implementing new, and refining existing controls, as well as providing additional training and improving our documentation as it pertains to the initiation and recording of net sales and accounts receivable. We will continue to work to remediate these deficiencies prior to the end of fiscal year 2020. However, the deficiencies will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that the controls are operating effectively.
Changes in Internal Control over Financial Reporting
There have not been any changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings
“Item 3. Legal Proceedings” of our 2019 Form 10-K includes a discussion of our legal proceedings. Except as described below, there have been no material changes from the Company’s legal proceedings described in our 2019 Form 10-K and in Part II. Item 1-Legal Proceedings in the Company's Quarterly Report on Form 10-Q for the quarters ended June 30, 2019 and September 30, 2019.
As previously reported, including as reported in “Item 3. Legal Proceedings” of the Company's 2019 Annual Report, KEMET and KEC, along with more than 20 other capacitor manufacturers and subsidiaries (including TOKIN), are defendants in a purported antitrust class action complaint, In re: Capacitors Antitrust Litigation, No. 3:14-cv-03264-JD, filed on December 4, 2014 with the United States District Court, Northern District of California (the "U.S. Class Action Complaint”). The complaint alleges a violation of Section 1 of the Sherman Act, for which it seeks injunctive and equitable relief and money damages. On November 8, 2019 KEMET and KEC entered into a settlement agreement (the “Settlement Agreement”) with the plaintiffs in the U.S. Class Action Complaint by which, in consideration for the release of KEMET, KEC, and their affiliates from all claims relating in any way to the conduct alleged in the U.S. Class Action Complaint and from claims which could have been asserted in the U.S. Class Action Complaint to the extent they relate to the sale of capacitors in the United States, KEMET agreed to pay an aggregate of $62.0 million to the settlement class of plaintiffs. The Settlement Agreement is subject to court approval. Pursuant to the terms of the Settlement Agreement, KEMET paid $10.0 million into an escrow account on December 6, 2019. The remaining amount will be paid by KEMET within 12 months of the date of the Settlement Agreement. Under the terms of the Settlement Agreement KEMET and KEC did not admit to any violation of any statute or law or any liability or wrongdoing.
As previously reported, on November 30, 2018, the Korean Fair Trade Commission (“KFTC”) notified TOKIN of its decision to impose an administrative fine on TOKIN of KRW 8.1 billion (approximately $7.2 million) for violation of South Korea's Monopoly Regulation and Fair Trade Law. TOKIN filed its appeal of the KFTC's decision with the Seoul High Court on December 28, 2018. Payment of the fine is not stayed during appeal; TOKIN paid the full fine amount on February 1, 2019. On December 11, 2019, the Seoul High Court issued its judgment, dismissing TOKIN’s appeal. On December 31, 2019, TOKIN submitted its petition for appeal of the High Court’s decision to the Supreme Court of Korea.
As previously reported, on July 15, 2016, TOKIN entered into definitive settlement agreements in two antitrust suits filed with the United States District Court, Northern District of California as In re: Capacitors Antitrust Litigation, No. 3:14-cv-03264-JD (the “Capacitor Class Action Suits”). Pursuant to the terms of the settlement, in consideration of the release of TOKIN and its subsidiaries (including TOKIN America, Inc.) from claims asserted in the Capacitor Class Action Suits, TOKIN agreed to pay an aggregate $37.3 million to a settlement class of direct purchasers of capacitors and a settlement class of indirect purchasers of capacitors. On December 31, 2019, TOKIN paid the final installment due under the settlement agreement, completing its payment obligations thereunder.
As previously reported, on December 21, 2015, the Taiwan Fair Trade Commission (“TFTC”) notified TOKIN of its decision to impose an administrative fine on TOKIN of NTD 609.1 million (approximately $19.8 million) for violation of the Taiwan Fair Trade Act. TOKIN filed its appeal of the TFTC's decision with the Taipei High Administrative Court on January 15, 2016. Payment of the fine was not stayed during appeal and TOKIN has made installment payments of NTD 243.6 million (approximately $8.1 million) so far. On August 23, 2018, the Taipei High Administrative Court issued its judgment dismissing TFTC's fine decision, against which TFTC submitted its petition for appeal to the Taiwan Administrative Supreme Court. On January 10, 2020, the Taiwan Administrative Supreme Court granted judgment in favor of the TFTC appeal, but directed the TFTC to recalculate the fine, in part by excluding the revenues of TOKIN’s subsidiaries which had been included in the calculations of the original fine. The TFTC’s revised fine determination is expected by June 2020.
As previously reported, on July 2, 2018, TOKIN and TOKIN America Inc. were named as two of 20 defendants in a purported U.S. class action antitrust lawsuit, In re: Inductors Antitrust Litigation, No. 5:18-cv-00198-EJD-NC, filed in the United States District Court, Northern District of California, regarding the sale of inductors brought on behalf of direct product purchasers. The complaint alleged violations of Sections 1 and 3 of the Sherman Act, for which it sought injunctive and equitable relief and money damages. On September 24, 2019, the Court granted the defendants’ motion to dismiss the lawsuit; the plaintiffs were granted leave to amend the complaint. On November 20, 2019, the plaintiffs filed their amended complaint, in which TOKIN and TOKIN America Inc. remained as two of 21 named defendants.
As of December 31, 2019, the Company's accrual for antitrust and civil litigation claims totaled $71.7 million. This amount includes the best estimate of losses which may result from the ongoing antitrust investigations, civil litigation and claims. However, the actual outcomes could differ from what has been accrued.

Item 1A. Risk Factors
Other than the following, there have been no material changes in our risk factors from those disclosed in Part I, Item 1A Risk Factors, of the Company’s 2019 Annual Report.
Completion of the merger with Yageo Corporation is subject to the satisfaction of certain conditions, including regulatory and stockholder approvals, and there can be no assurances as to whether and when it may be completed.
Completion of the Merger is subject to conditions beyond our control that may prevent, delay or otherwise adversely affect its completion in a material way. For example, the Merger cannot be consummated until, among other things, the approval required from the Committee on Foreign Investment in the United States (“CFIUS”) has been obtained, the applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”), have expired or been terminated, the clearances or approvals under applicable antitrust laws have been obtained in Austria, China, Germany, Mexico and Taiwan, and approval has been obtained from the Investment Commission, Ministry of Economic Affairs, Taiwan. Likewise, completion of the Merger is subject to (i) the approval of the Company’s stockholders and, if required by law, the approval of Yageo’s stockholders, (ii) the absence of any applicable restraining order or injunction prohibiting the Merger, and, (iii) in the case of Yageo’s obligations to complete the Merger, there not having been any “material adverse effect.”
We can provide no assurance that all required consents and approvals will be obtained or that all closing conditions will otherwise be satisfied (or waived, if applicable), and, if all required consents and approvals are obtained and all closing conditions are satisfied (or waived, if applicable), we can provide no assurance as to the terms, conditions and timing of such consents and approvals or the timing of the completion of the Merger. Many of the conditions to completion of the Merger are not within either our or Yageo’s control, and neither company can predict when or if these conditions will be satisfied (or waived, if applicable). Any delay in completing the Merger could cause us not to realize some or all of the benefits that we expect to achieve if the Merger is successfully completed within its expected timeframe.
Failure to complete the Merger could negatively impact our stock price and our future business and financial results.
If the Merger is not completed for any reason, our ongoing business may be adversely affected and, without realizing any of the benefits of having completed the Merger, we would be subject to a number of risks, including the following:

•	we may experience negative reactions from the financial markets, including negative impacts on our stock price;

•	we may experience negative reactions from our customers, vendors and employees;

•	we may be required to pay Yageo a termination fee of $63.8 million if the Agreement is terminated under certain circumstances, including if we accept a Superior Proposal (as defined in the Agreement);

•
we may be required to reimburse Yageo and its affiliates up to $18.0 million of expenses incurred by Yageo and its affiliates if the Agreement is terminated because KEMET fails to obtain approval of the Merger by its stockholders;

•
we will have incurred substantial expenses and will be required to pay certain costs relating to the Merger, including legal, accounting, investment banking and advisory fees, whether or not the Merger is completed;

•
we will have been bound by certain restrictions on the conduct of our business prior to completion of the Merger, the waiver of which is subject to the consent of Yageo, which may prevent us from making certain acquisitions or taking certain other specified actions during the pendency of the Merger; and

•
our management team will have devoted substantial time and resources to matters relating to the Merger (including integration planning), and would otherwise have devoted their time and resources to other opportunities that may have been beneficial to us as an independent company.

We will be subject to business uncertainties and contractual restrictions while the Merger is pending, which could adversely affect our business.
Uncertainty about the effect of the Merger on our employees and officers may have an adverse effect on the Company. These uncertainties may impair our ability to attract, retain and motivate key personnel until the Merger is completed and for a period of time thereafter, as employees and officers may experience uncertainty about their future roles. Additionally, the pendency of the Merger could cause those that deal with us to delay or defer certain business decisions, seek to terminate, change or renegotiate their relationships with us or seek alternative relationships with others.
In addition, the Agreement generally requires us to, and to cause our subsidiaries to, subject to specified exceptions, conduct our business in the ordinary course and use reasonable efforts to maintain and preserve intact our respective business organizations, employees and key business relationships. These restrictions could prevent us from pursuing certain business opportunities that arise prior to the effective time of the Merger and are outside the ordinary course of business. Under the Agreement we also are subject to certain specific restrictions on our corporate and business activity during the pendency of the Merger, including without limitation the ability in certain cases to enter into or amend contracts, dispose of assets, incur indebtedness, pay dividends, incur capital expenditures or settle claims. Such limitations could adversely affect our business and operations prior to completion of the Merger.
The Agreement limits our ability to pursue alternatives to the Merger and may discourage other companies from trying to acquire us.
The Agreement contains a non-solicitation covenant that makes it more difficult for the Company to be acquired by, or enter into certain combination transactions with, a third party. Such non-solicitation covenant, subject to certain limitations, restricts our ability to, directly or indirectly, solicit, initiate or knowingly encourage any inquiry, discussion, offer or request any proposal to enter into an alternative transaction, or to engage or participate in any negotiations or discussions or enter into certain agreements in furtherance of an alternative transaction. These provisions could discourage a potential third-party acquirer or merger partner that might have an interest in acquiring or combining with all or a significant portion of the Company or pursuing an alternative transaction from considering or proposing such a transaction.
Lawsuits have been filed against us and other lawsuits may be filed against us relating to the Merger, which could adversely affect our business, financial condition and operating results.
Eight lawsuits were filed against the Company between December 27, 2019 and January 15, 2020 alleging that the preliminary proxy statement filed in connection with the Merger omitted material information required to be included by federal securities laws and, as a result, the preliminary proxy statement was false and misleading. Additional lawsuits relating to the Merger could also be filed against the Company. Such litigation is common in connection with acquisitions of public companies, regardless of any merits related to the underlying acquisition. The outcome of the pending actions and any additional lawsuits filed against the Company would be uncertain, and we may not be successful in defending against any such claims. While we will defend against the pending actions and any other lawsuits filed against the Company in connection with the Merger, the costs of the defense of such actions and other effects of such litigation could have an adverse effect on our business, financial condition and operating results.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
We did not sell any of our equity securities during the nine months ended December 31, 2019 that were not registered under the Securities Act of 1933, as amended.
Repurchase of Equity Securities
There were no repurchases of the Company's equity securities during the three months ended December 31, 2019.
Restrictions on Paying Dividends
The Merger Agreement and the revolving line of credit agreement includes certain restrictions on our ability to pay dividends or make other payments or distributions on our capital stock.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits
Exhibit Index

Exhibit 2.1
Agreement and Plan of Merger, dated as of November 11, 2019, by and among KEMET Corporation, Yageo Corporation and Sky Merger Sub Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 1-15491) filed on November 12, 2019)

Exhibit 3.1
Second Restated Certificate of Incorporation of the Company, as amended to date (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q (File No. 1-15491) for the quarter ended June 30, 2011)

Exhibit 3.2	Second Amended and Restated By-laws, dated as of November 11, 2019 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 1-15491) filed on November 12, 2019)
Exhibit 10.1	Settlement Agreement, dated November 8, 2019 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 1-15491) filed on November 12, 2019)
Exhibit 10.2	Form of Voting Agreement (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 1-15491) filed on November 12, 2019)
Exhibit 10.3	Amendment No.11 to Loan and Security Agreement.
Exhibit 31.1	Rule 13a-14(a)/15d-14(a) Certification - Principal Executive Officer
Exhibit 31.2	Rule 13a-14(a)/15d-14(a) Certification - Principal Financial Officer
Exhibit 32.1	Section 1350 Certification - Principal Executive Officer
Exhibit 32.2	Section 1350 Certification - Principal Financial Officer
Exhibit 101
The following financial information from KEMET Corporation’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2019, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations for the three and nine months ended December 31, 2019 and 2018, (ii) Condensed Consolidated Balance Sheets at December 31, 2019 and March 31, 2019, (iii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended December 31, 2019 and 2018, (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended December 31, 2019, and 2018, and (v) the Notes to Condensed Consolidated Financial Statements.

Exhibit 104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	February 6, 2020
KEMET Corporation

	By:	/s/ GREGORY C. THOMPSON
Gregory C. Thompson
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)
(Duly Authorized Officer)