Form 10-K
period 2020-03-31
KEMET CORP
filed 2020-05-28
CIK 887730

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________________
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2020
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

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
The aggregate market value of voting common stock held by non-affiliates of the registrant as of September 30, 2019 computed by reference to the closing sale price of the registrant’s common stock was approximately $1,044,995,999.
The number of shares of each class of common stock, $0.01 par value, outstanding as of May 26, 2020 was 58,508,445.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of KEMET Corporation's subsequent amendment to this Form 10-K to be filed within 120 days of March 31, 2020, or the Registrant's definitive proxy statement to be filed with the Securities and Exchange Commission in connection with the Registrant's 2020 annual meeting of stockholders, are incorporated by reference in this annual report on Form 10-K in response to Part III, Items 10, 11, 12, 13, and 14.

PART I
ITEM 1.    BUSINESS
Forward-looking Information
This report contains certain statements that are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. Actual outcomes and results may differ materially from those expressed in, or implied by, our forward-looking statements. Additional information concerning factors that could cause actual results to differ materially from those in forward-looking statements is contained in Part I - Item 1A of this report.
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

Segment	Fiscal Year	Business
Solid Capacitors Segment (“Solid Capacitors”)	2007	Tantalum Business Unit of EPCOS AG
Film and Electrolytic Segment (“Film and Electrolytic”)	2008	Evox Rifa Group Oyj
Film and Electrolytic	2008	Arcotronics Italia S.p.A.
Film and Electrolytic	2012	Cornell Dubilier Foil, LLC (renamed KEMET Foil Manufacturing, LLC (“KFM”))
Solid Capacitors	2012	Niotan Incorporated (renamed KEMET Blue Powder Corporation (“KBP”))
Corporate	2016	IntelliData, Inc. (“IntelliData”)
Solid Capacitors and Electro-Magnetic, Sensors, and Actuators Segment (“MSA”)	2018	TOKIN Corporation (“TOKIN”) (1)
Film and Electrolytic	2020	Novasentis, Inc. (“Novasentis”) (2)
______________________________________________________________________________
(1) In fiscal year 2013, the Company acquired a 34% economic interest in TOKIN. During fiscal year 2018, KEMET acquired the outstanding shares of TOKIN not already held by the Company and TOKIN became a fully owned subsidiary of KEMET.
(2) In fiscal year 2018, the Company acquired a 15% economic interest in Novasentis, which increased to 27.9% in fiscal year 2019. During fiscal year 2020, KEMET acquired the outstanding shares of Novasentis not already held by the Company and Novasentis became a fully owned subsidiary of KEMET.
Through the above acquisitions and organic growth we have expanded our product base to include multilayer ceramic, solid and electrolytic aluminum and film capacitors, and electro-magnetics, sensors, and actuators.
Yageo Merger
On November 11, 2019, the Company entered into an agreement and plan of merger (the “Agreement”) pursuant to which Yageo Corporation (“Yageo”) will acquire all of the Company’s outstanding shares of common stock for $27.20 per share, subject to the satisfaction (or waiver of) specified conditions (the “Merger”). The consummation of the Merger is subject to customary closing conditions, including the approval by the Company’s stockholders. Certain further closing conditions in the Agreement include: (a) obtaining antitrust and other regulatory approvals in the United States and certain other jurisdictions (including, among others, China and Taiwan), (b) the absence of any applicable restraining order or injunction prohibiting the Merger, (c) receipt of approval from the Committee on Foreign Investment in the United States (“CFIUS”), (d) obtaining foreign investment approval by the Investment Commission, Ministry of Economic Affairs, Taiwan, (e) the approval of Yageo’s stockholders, if required by applicable law and (f) in the case of Yageo’s obligations to complete the Merger, there not having been any “material adverse effect” (as customarily defined) on the Company. The Agreement contains certain restrictions on the conduct of our business prior to the completion of the Merger or the termination of the Agreement, including, among other things, a restriction prohibiting us from paying any dividends or making certain other distributions. Upon consummation of the Merger, the Company would be a fully owned subsidiary of Yageo.
The Agreement is subject to termination if the Merger is not consummated within twelve months, subject to an automatic extension for a period of ninety days, for the purpose of obtaining certain antitrust clearances. The Agreement also contains certain other termination rights and provides that, upon termination of the Agreement under specified circumstances, including Yageo’s decision to terminate the Agreement if there is a change in the recommendation of the Company’s Board of

Directors (the “Board”) to adopt the Merger or a termination of the Agreement by the Company to enter into an agreement for a “superior proposal,” the Company will pay Yageo a cash termination fee of $63.8 million. The Agreement additionally provides that, upon termination of the Agreement under specified circumstances, Yageo will pay the Company a cash termination fee of $65.4 million.
The Merger with Yageo is proceeding as planned with several key milestones already completed. On February 4, 2020, the required waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 and the review period under the Austrian Cartel Act expired, and the pending Merger was approved by the German Federal Cartel Office. On February 20, 2020 the Company’s stockholders approved the Merger. On March 5, 2020, the Mexican Competition Authority authorized the pending Merger and on April 15, 2020, the Taiwan Fair Trade Commission (“TFTC”) announced its approval of the pending Merger. On April 23, 2020, CFIUS notified KEMET and Yageo that it completed its review of the Merger and determined that there were no unresolved national security concerns with respect to the transaction. On April 29, 2020, the Anti-Monopoly Bureau of China's State Administration for Market Regulation approved the pending Merger.
If Yageo fails to obtain approval by Yageo’s stockholders, if such approval is required by applicable law, Yageo will pay the Company a cash termination fee of $49.1 million. If Yageo fails to obtain debt financing upon the satisfaction of all conditions to closing, the Company may, within 30 days of termination, elect to receive a cash termination fee of $63.8 million.
The only remaining regulatory approval required for the consummation of the Merger is the approval from the Investment Commission, Ministry of Economic Affairs in Taiwan. The Company currently expects the transaction to close in the summer of 2020.
Strategy
KEMET is committed to providing its customers with high quality, low cost solutions for their electronic applications and strives to create stockholder value primarily through the following strategic priorities:

•	leveraging our manufacturing expertise;

•	strengthening our “Go-to-Market” leadership position; and

•	consistently attracting and retaining exceptional talent;
KEMET measures its progress against these strategic priorities over the long-term based primarily on financial metrics including revenue growth, profitability, free cash flow, and balance sheet liquidity.
We believe this strategy has strengthened the Company's position in the market to be able to capture the growing demand for custom designed, higher margin electronic components in several industry segments. KEMET's transformation has resulted in increased and sustainable margins, and has enhanced the durability of our revenue base. In addition, we intend to leverage KEMET's strong proprietary technology to support future organic growth in key markets.
Strategic Highlights
With the completion of the TOKIN acquisition and the vertical integration of KEMET's Solid Capacitors' Tantalum product line, the Tantalum product line is well positioned to remain successful in the market. The Tantalum product line focuses on its polymer technology and benefits from operational synergies from the TOKIN acquisition, which reduced operating costs, improved yields, and provided access to new market segments. In addition, it's our belief that our vertical integration strategy continues to keep our tantalum costs the lowest among our competitors. This enables us to avoid large fluctuations in selling prices for tantalum products when the market price for tantalum ore fluctuates. As a result of the enhanced polymer focus, we believe KEMET’s polymer tantalum sales lead the industry with an estimated market share of approximately 50%. We believe that leveraging KEMET's and TOKIN's manufacturing expertise, combined with our vertical integration, has successfully transformed KEMET's Tantalum product line. This has positioned it well for new growth opportunities across multiple industry segments, especially those segments demanding higher reliability in harsh environment applications.
KEMET's Solid Capacitors' Ceramic product line is also well positioned for new opportunities. The Ceramic product line began its transformation in 2008 when it shifted focus from consumer markets to business to business markets, across the automotive, defense/aerospace, medical, energy, telecommunications, and industrial sectors. While KEMET's competitors focused on small case size multi-layer ceramic capacitors (MLCC's), KEMET's Ceramic product line focused on building a core competency in high-reliability, high-voltage/power, large case size MLCC's. Since 2010, the Ceramic product line's Cumulative Annual Growth Rate (CAGR) in the markets in which it operates has been approximately 16%. Based on expected strong medium and long term demand for MLCC's, the Company entered into three long-term (10 year) customer supply agreements during fiscal year 2019 which are projected to account for approximately 33% of KEMET's MLCC capacity in fiscal year 2022. KEMET is in the process of expanding its current MLCC production capacity, which currently is approximately 53 billion pieces per year. The Company expects to have the ability to produce 72 billion pieces per year by fiscal year 2022. Approximately 24 billion, or 33% of these pieces are committed to the three customers that signed long-term supply agreements. We believe the operational and strategic changes that we have made have successfully positioned our Ceramic product line for continued success.
The completion of KEMET's acquisition of TOKIN in fiscal year 2018 further diversified KEMET's products and geographic markets, facilitating cross selling opportunities that support KEMET's "long tail" (defined below) selling strategy. The added liquidity from TOKIN's balance sheet reduced KEMET's consolidated net debt, permitting a debt refinancing arrangement in Japan. The Company's interest expense for the fiscal year ended March 31, 2020 decreased $10.2 million and $21.9 million compared to the fiscal years ended March 31, 2019 and 2018, respectively, due to the benefit of the debt refinancing. Additionally, the TOKIN acquisition has contributed to the development of new technology, and as noted above, has created operational synergies and improved yields in KEMET's existing Tantalum product line.
KEMET's “Go-to-Market” strategy includes four key elements which have contributed to KEMET's success and supported the structural transformation noted above:

•	Global Sales Team

•	Design-In Focus

•	Service "Long Tail" (high mix, low volume) Customers

•	Customer Digital Engagement Platform
KEMET's global sales team consists of professionals that are local to the regions that they serve. Sales personnel, application engineers, and customer service representatives are located near KEMET's customers, which permits frequent face-to-face conversations. In addition, we partner with all the premier distributors in the electronics industry, ensuring we obtain a large geographical sales presence and can leverage their expertise in stocking and servicing customers.
Adding value to our customers is an important part of our relationship, and over the years we have transformed our product portfolio from a commodity-based approach to a customized, design-in approach. To support our design-in strategy, our global sales team includes field application engineers with degrees in electrical engineering that work directly with our customers at the early stages of product development to ensure KEMET's products are designed-into the product applications. As a result, today we target all the key fast growing applications in the electronic market including, but not limited to, electric vehicles, industry 4.0 (as described below), autonomous driving, artificial intelligence, and data storage.
While our global sales team focuses on our larger customers, KEMET has also developed a comprehensive strategy to serve our “long tail” customers (the smaller customers), which are approximately 180,000 customers. This not only allows us to provide world class customer service to our smaller customers, but also provides KEMET with an improved opportunity to partner with today's smaller companies that are potentially tomorrow's leading electronic companies. To do so, we have developed an internal culture and supporting business processes to engage with high-mix/low-volume requirements that are typical from the “long-tail” customer.
KEMET supports its global sales initiatives with what we believe is a market leading customer digital engagement platform. We believe the electronic component industry is still in the early stages of “digital disruption” (how electronic manufacturers go to market). We believe our existing and continuously improving component simulation, component search, and component quoting platforms for buyers are market leading and put KEMET at the forefront of the “digital disruption” that will transform how the electronic components are sold in the future.
We believe KEMET's business strategy will allow us to leverage the global mega-trends of an increasingly electrified and connected world and positions KEMET well for growth.
General
While KEMET competes in the broader passive electronic component industry, our strategic focus is on growth markets, specialty products requiring high reliability, and, within Ceramic, larger case size capacitors.
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
KEMET's Tantalum business continues to transition toward a higher proportion of polymer technology sales in which we believe KEMET has an estimated market share leadership of approximately 50%. Growth drivers for this product line include advanced driver assistance and autonomous driving systems, tablets and PC’s, 5G infrastructure and connectivity, data servers and solid state drives and power density energy systems.
KEMET's Ceramic business continues to focus on its specialty (value added) and large cap size business. Growth drivers for the Ceramic business include electric vehicles, advanced driver assistance and autonomous driving systems, 5G infrastructure and connectivity, data servers and solid state drives, wireless charging, satellites, radar, and guidance systems.
Film, paper and aluminum electrolytic capacitors can be used to support integrated circuits, but also are used in the field of power electronics to provide energy for applications such as motor starts, power conditioning, electromagnetic interference filtering safety, and inverters. Film and Electrolytic's self-healing products deliver high reliability solutions for extreme conditions. Growth drivers for Film and Electrolytic include alternative energy solutions, electric vehicle charging stations, and hybrid and electric vehicles.
KEMET's MSA business offers a broad line of electrical noise management products that play a key role in maintaining signal integrity across a number of end markets including telecommunications, mobile computing, automotive, and general industries. The MSA business also offers power solutions through the inductance properties of our proprietary ferrite and metal composite materials. MSA's focus on material development enhances MSA's magnetic portfolio by providing unique magnets, e-magnets, and memoalloy products. Additionally, MSA's sensor and actuator business manufactures products that sense and respond to human activity, physical vibration, temperature change, and electric current, which are found in home appliances, consumer devices, and industrial electrical equipment. Growth drivers for MSA include electric vehicles, advanced driver assistance and autonomous driving systems, industry 4.0, 5G infrastructure and connectivity, and power density and energy efficiency systems.
We believe the long-term demand for the components we offer will grow on a regional and global basis due to a variety of factors including electric vehicles ("EV"), vehicles with advanced driver assisted electronics, 5G infrastructure, industry 4.0, alternative energy and energy storage. The 'electrification of everything' is driving growth. We expect growth not only in end-products, but due to the increasing complexity of electronic products and the additional capacitors required in those products, we expect strong growth of the products required to support the 'electrification of everything'. We believe KEMET is strategically aligned in its manufacturing operations and in how we go-to-market to serve these growing markets.
Our Industry
We compete with others that manufacture and distribute electronic components both domestically and globally and our success in the market is influenced by many factors, including price, availability, engineering specifications, quality and breadth of offering, performance characteristics, customer service and geographic location of our manufacturing sites. As in all manufacturing industries, improving cost of production is key to staying competitive. KEMET, as well as many of its larger competitors, have relocated their respective manufacturing operations to low cost regions and locations in closer proximity to their respective customers.
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

•	the “internet-of-things;”

◦	the increase in the electronic content of existing products, such as home appliances and medical equipment, smart phones and mobile personal computing devices;

•	the enhanced functionality, complexity and convergence of electronic devices that use state-of-the-art microprocessors;

•	alternative and renewable energy systems;

•	EV and advanced driver assisted electronics; and,

•	the development of 5G infrastructure and connectivity.
The acquisition of TOKIN increased our market opportunity through the EMC devices and sensor and actuator markets.
Markets and Customers
Our products are sold to a variety of Original Equipment Manufacturers (“OEM”) in a broad range of industries including the computer, communications, automotive, military, consumer, industrial, medical, and aerospace industries. We also sell products to electronics manufacturing services (“EMS”) providers, which serve OEMs in these industries. Electronics distributors are an important channel of distribution in the electronics industry and represent a large channel through which we sell our capacitors. One electronics distributor, TTI, Inc., accounted for over 10% of our net sales in each of fiscal years 2020, 2019 and 2018. If our relationship with this customer were to terminate, we would need to determine alternative means of delivering our products to the end-customers served by them. In addition, an aggregate of over 10% of our net sales in fiscal year 2020 were driven by sales to EMS providers for incorporation into Apple Inc. products.
Diversification is critical to the success of our business as our products reach a multitude of industries with various opportunities for growth. As a full-service provider in the capacitor space, KEMET produces the majority of the dielectrics available to cover our customer needs. The TOKIN acquisition has increased KEMET's offering with a larger product portfolio including magnetics, sensors and actuators, enhancing its ability to deliver specialty and design-in solutions to the automotive, military, aerospace, medical, energy, communications, and industrial markets. While we are seeing a merging of major segments as connectivity and “internet-of-things” grow, the following table presents an overview of the diverse industries that incorporate our capacitors into their products and the general nature of those products.

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

The acquisition of TOKIN increased our position in the following industries that incorporate EMC devices, sensors, and actuators into their products:

Industry	Products
Telecom Infrastructure	Switching equipment, Base stations, and Wireless infrastructure
Gaming	Consoles, Displays, Power management
Consumer	Battery chargers/AC adapters, Power supply, Refrigerators, Inductive cooking and Air conditioning
Automotive	Infotainment and Power supply
Medical	Test and Diagnostic
Industrial	Semiconductor producing equipment and Measurement equipment
Our customer base includes most of the world’s major electronics OEMs, EMS providers, and distributors listed below.
Major OEMs:

•	Bosch Group, Cisco Systems Inc., Continental AG, Delphi Technologies PLC, Tesla Inc., and Denso in the automotive segment.

•	Apple Inc., Western Digital Corporation, Dell Inc., and Google LLC in the Computer and consumer segment.

•	ABB Group, Yaskawa Electric Inc., and Schlumberger in the industrial and alternative energy segment.
Major EMSs:

•	Flextronics International Ltd., Jabil Circuit Inc., Celestica Inc., and Sanmina-SCI Corporation
Major Distributors:

•	TTI, Inc., Arrow Electronics, Inc., Satori Electric Co., Ltd., and Avnet, Inc.
KEMET in the United States
Our corporate headquarters are in Fort Lauderdale, Florida.
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
In 2012, we completed the acquisition of all of the outstanding shares of Blue Powder, a leading manufacturer of tantalum powders. Blue Powder had been a significant supplier of tantalum powder to KEMET for several years and its principal operating location was in Carson City, Nevada. During fiscal year 2020, the Company completed the process of modifying its vertical integration strategy by relocating its tantalum powder facility equipment from Carson City, Nevada to its existing Matamoros, Mexico plant.
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

KEMET in Asia Pacific
We have a well-established manufacturing, sales and logistics network in Asia to support our customers’ Asian operations. We currently manufacture tantalum and aluminum polymer, film, and electrolytic products in China, tantalum products in Thailand, and film products in Indonesia. We manufacture electromagnetic compatible and sensor and actuator products in China, Japan, and Vietnam. In addition, we operate one innovation center for Solid Capacitors and one innovation center for MSA in Japan.
KEMET in Europe
We currently have one or more manufacturing locations in each of the following countries: Bulgaria, Finland, Italy, Macedonia, Portugal, and Sweden. In addition, we operate product innovation centers in Italy and Portugal. We continue to maintain and enhance our strong European sales and customer service infrastructure, allowing us to continue to meet the local preferences of European customers who remain an important focus for KEMET.
Global Sales and Logistics
KEMET serves the needs of our global customer base through four geographic regions: North America and South America (“Americas”), Europe, the Middle East and Africa (“EMEA”), Asia and the Pacific Rim (“APAC”) and Japan and Korea (“JPKO”). We have a global sales team with 29 sales offices located in 15 countries and a global distribution network. We also have independent sales representatives located in several countries worldwide including: Brazil, Israel, Canada, and the United States. Our strategic focus is to ensure we have people near our customers to facilitate regular face-to-face communication. This is critical to ensure that KEMET is included during the design-in phase.
Consequently, in our major markets, we market and sell our products primarily through a direct sales force. With a global sales organization that is customer-focused, our direct sales personnel from around the world serve on KEMET Global Account Teams committed to serving any customer location in the world with a dedicated KEMET representative. The traditional sales team is supported by regional Field Application Engineers who are experts in electronic engineering and market KEMET’s products by assisting customers with the resolution of capacitor application issues. We believe our direct sales force creates a distinct advantage in the marketplace by enabling us to establish and maintain strong relationships with our customers to efficiently process simple repeat business as well as to consult with customers on new and technically complex custom applications. In addition, where appropriate, we use independent commissioned representatives. This approach requires a blend of accountability and responsibility for specific customer locations, guided by an overall account strategy for each customer. Our sales team works with the customers throughout the entire purchasing process, following opportunities as they progress through concept, design, validation and, finally, mass production. In Japan, we market and sell directly and through manufacturers agents. These manufacturers agents create unique custom solutions integrating our products which help pull our products though the channel.
Electronics distributors are an important distribution channel in the electronics industry and accounted for 40.4%, 42.2%, and 39.2% of our net sales in fiscal years 2020, 2019 and 2018, respectively. A portion of our net sales to distributors are made under agreements allowing certain rights of return and price protection on unsold merchandise held by distributors. In addition, our distributor policy includes inventory price protection and “ship-from-stock and debit” (“SFSD”) programs common in the industry.
Sales by Geography
In fiscal years 2020 and 2019, net sales by region were as follows (dollars in thousands):

	Fiscal Year 2020		Fiscal Year 2019
	Net Sales	% of Total	Net Sales	% of Total
APAC	$509,161	40.4%	$533,340	38.6%
Americas	296,929	23.6%	337,842	24.4%
EMEA	276,477	21.9%	315,535	22.8%
JPKO	177,987	14.1%	196,101	14.2%
Total	$1,260,554		$1,382,818
We believe our regional balance of revenues is a benefit to our business. The geographic diversity of our net sales diminishes the impact of regional sales decreases caused by various holiday seasons. The Americas remain the leading region in the world for product design-in activity where engagement with OEM design engineers determines product placement independent of the region of the world where the final product is manufactured. Please see Note 8, “Reportable Segment and Geographic Information” to our Consolidated Financial Statements.

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
We believe the Company's strategic shift over the last few years to more customized, design-in, and high reliability solutions has given it a unique competitive position in the market place and enhanced its durability of revenue base. In the highly commoditized multi layered ceramic capacitor market, KEMET focuses primarily on the large case sizes capacitors and the growing automotive market segment offering niche products required in high temperature, vibration, and voltage environments.
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
Tantalum is mined principally in the Democratic Republic of Congo, Australia, Brazil, Canada, Ethiopia, Nigeria, and Rwanda. As a result of our tantalum vertical integration program which began in fiscal year 2012, we have reduced our exposure to price volatility and supply uncertainty in the tantalum supply chain. Our tantalum ore supply requirements are now met through our direct sourcing partners of conflict free tantalum, which is then processed into the intermediate product potassium heptafluorotantalate (commonly known as K-salt) at our own facility in Mexico or at third party locations, before final processing into tantalum powder at KBP operations in Matamoros, Mexico. However, price increases for tantalum ore, or for the remaining tantalum powder that we source from third parties, could impact our financial performance as we may not be able to pass all such price increases on to our customers. We believe that our vertical integration strategy continues to keep our tantalum costs the lowest among our competitors. This enables us to avoid large fluctuations in selling prices for tantalum products when the market price for tantalum ore fluctuates.
Silver and aluminum have generally been available in sufficient quantities, and we believe there are enough suppliers from which we can purchase our requirements. An increase in the price of silver and aluminum that we are unable to pass on to our customers, could, however, have an adverse effect on our profitability.
Patents and Trademarks
As of March 31, 2020, we held the following number of patents and trademarks:

	Patents	Trademarks
United States	339	20
Foreign	1,019	254

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
Segment Reporting
We are organized into three reportable segments: Solid Capacitors, Film and Electrolytic and MSA. Each reportable segment is responsible for the operations of certain manufacturing sites as well as all related research and development efforts. The sales, marketing and corporate functions are shared by each of the segments. See Note 8, “Reportable Segment and Geographic Information” to our Consolidated Financial Statements for other information regarding the Company's reportable segments, including net sales, operating income, total assets, and financial information about geographic areas.
Solid Capacitors Reportable Segment
Solid Capacitors operates in nine manufacturing sites in the United States, Mexico and Asia and operates innovation centers in the United States and Japan. Solid Capacitors primarily produces tantalum, aluminum, polymer and ceramic capacitors which are sold globally. Solid Capacitors also produces tantalum powder used in the production of tantalum capacitors. Solid Capacitors employs approximately 6,600 employees worldwide. For fiscal years 2020, 2019 and 2018, Solid Capacitors had consolidated net sales of $886.1 million, $935.8 million and $771.2 million, respectively.
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
We believe KBP, which we acquired in 2012, to be among the largest production facilities for tantalum powder in the western hemisphere. Since the acquisition of KBP, KEMET has been able to stabilize its tantalum powder costs and significantly improve its operating margin through its vertical integration efforts. The Company continues to streamline its vertical integration strategy and may take actions to improve the cost structure if the anticipated results are advantageous. The Company completed the process of relocating its tantalum powder facility equipment from Carson City, Nevada to its existing Matamoros, Mexico plant during fiscal year 2020.
Our tantalum product line has a broad product portfolio with industry leading processes and materials technology, a global manufacturing base, and on-time delivery capabilities that allow us to serve a wide range of customers in a diverse group of end markets, including computing, telecommunications, consumer, medical, military, automotive, and general industries. KEMET is the market leader in polymer tantalum, with an estimated market share of approximately 50%.
Within our ceramic product line, we are making significant investments to support future MLCC growth. KEMET is a global and well known MLCC supplier in the automotive, industrial, medical, energy, defense, and aerospace markets. Due to the extended global shortage of ceramic capacitors that began in 2016, customers are looking to KEMET as a long-term stable MLCC supplier to support their growth. The Company has entered into agreements with three of its largest customers pursuant to which the customers have agreed to provide interest free funds to the Company in exchange for assurance of future supply. These funds are being used by the Company to fund the purchase of certain production equipment and to make other investments and improvements in the Company and its operations in order to increase its overall capacity to produce various electronic components. We are continuing to work with many of our other customers to help them secure future MLCC supply.
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
Film and Electrolytic Reportable Segment
Our Film and Electrolytic reportable segment produces film, paper and wet aluminum electrolytic capacitors. In addition, the segment designs and produces electromagnetic interference filters ("EMI filters"). Film capacitors can be used for applications requiring high power and high voltages, whereas aluminum electrolytic capacitors can be used for applications requiring high energy at a reasonable price. EMI filters consist of capacitive and inductive elements that reduce electromagnetic disturbance in the frequency range desired. We believe we are one of the world’s largest suppliers of film capacitors and one of the leaders in wet aluminum electrolytic capacitors. Both product families serve industrial and automotive customers, and in particular, the emerging market for alternative energy and electrical vehicles. For fiscal years 2020, 2019, and 2018, our Film and Electrolytic segment had consolidated net sales of $175.8 million, $206.2 million, and $202.0 million, respectively. Our Film and Electrolytic business is mostly concentrated in Europe and, as such, is impacted by changes in the exchange rate for the Euro to the U.S. dollar.
Our Film and Electrolytic reportable segment primarily serves the industrial and automotive markets. We believe our Film and Electrolytic Segment’s product portfolio, technology and experience allow us to significantly benefit from the continued growth in alternative energy solutions and energy efficiency solutions within both the automotive and industrial markets especially for demanding applications such as humidity, temperature, voltage, etc. We operate eight manufacturing sites throughout Europe and Asia and maintain product innovation centers in Italy and Portugal. Our Film and Electrolytic Segment employs approximately 1,650 employees worldwide.
The Company completed the process of relocating axial electrolytic production from Granna, Sweden to its plant in Evora, Portugal during fiscal year 2020, which is expected to increase flexibility, capabilities, and competitiveness in the marketplace.
Electro-Magnetic, Sensors, and Actuators Reportable Segment
MSA operates in four manufacturing sites throughout Asia and operates a product innovation center in Japan. MSA primarily produces EMC materials and devices, piezo materials and actuators, and various types of sensors which are sold globally. For fiscal years 2020, 2019, and 2018, our MSA Segment had consolidated net sales of $198.7 million, $240.7 million, and $227.0 million, respectively. Currently, most of MSA's net sales come from Japan, Korea, and other countries in Asia, however MSA aims to sell products globally. Our MSA segment employs approximately 2,750 employees worldwide.
The EMC device product line offers a broad line of electrical noise management products. As circuits become more complex within a device, and the amount of information being communicated between devices increases at a dramatic rate, the quality of electronic signals becomes key to the integrity of the information being communicated. In addition, power efficiency is a critical component of electronic devices, and with increased switching frequencies, our power inductors enable stable inductance at high currents. Our EMC and power solution products play a key role across a number of end-markets including telecommunications, mobile computing, automotive, and general industries. In addition, our electro-magnets are used in particle accelerators and in our super elastic alloy (memoalloy), which are used in guide wires in the medical field. These many offerings and uses showcase out ability to customize our materials to the needs of our customers.
The sensor and actuator product line manufactures products that sense and respond to human activity, physical vibration, temperature change, and electric current. These products are found in home appliances, consumer devices, and industrial electrical equipment. Sensors are an important family of devices as the “internet-of-things” continues to permeate everyday life. Furthermore, we manufacture electromechanical actuation devices that are critical to the manufacture of semiconductor devices, the management of industrial and chemical gas flow, ultrasonic transducers, and in medical or scientific equipment where precise position control is of the utmost importance.
Corporate Sustainability and Risk Management
We are subject to various North American, European, and Asian national, state, and local environmental laws and regulations relating to the protection of the environment, including those governing the handling and management of certain chemicals and materials used and generated in the manufacturing of electronic components. We recognize an increasing number of laws and regulations, including stakeholder expectations related to climate change. In 2019, we integrated climate change into our risk management strategy to help identify and evaluate potential risks. We do not believe compliance with these laws and regulations, or stakeholder expectations, will have a material adverse effect on our capital expenditures, earnings, or competitive position. However, we believe it is reasonably likely the trend in environmental litigation, laws, and regulations will continue to move toward stricter standards. Such changes in the laws and regulations may require us to make additional capital expenditures which, while not currently estimable with certainty, are not presently expected to have a material adverse effect on our financial condition.
We are strongly committed to economic, environmental, and socially sustainable development. As a result of this commitment, in 2008 we adopted the Responsible Business Alliance ("RBA") Code of Conduct. The RBA Code of Conduct is a comprehensive code of conduct that addresses all aspects of corporate responsibility including labor, health and safety, the environment, business ethics, and related management system elements. It outlines standards to ensure working conditions in the electronic industry supply chain are safe, free from slavery and human trafficking, workers are treated with respect and dignity, manufacturing processes are environmentally sustainable, materials are sourced responsibly, and business operations are conducted ethically.

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
In May 2020, KEMET published its second Corporate Sustainability Report (“CSR”), outlining its commitment towards the environment, its employees, and the communities within which it operates. This second CSR highlights the environmental, social, and governance topics deemed most material to the Company, and emphasizes risk management and disclosures of third-party assessments of KEMET in these areas.
Summary of Activities to Develop a Transparent Supply Chain
We are actively involved in developing a transparent supply chain through our membership in the RMI. We were a member of the EICC Global e-Sustainability Initiative (“GeSI”) working group that developed the original Conflict Free Sourcing Program assessment protocols and we participated in the pilot implementation phase of the OECD Due Diligence Guidance for Responsible Supply Chains of Minerals from Conflict-Affected and High-Risk Areas. We participate in smelter engagement to increase the number of conflict-free validated smelters globally, the development of due diligence guidance documents and the advancement of the industry adopted RMI Conflict Minerals Reporting Template. We rely on the RMAP independent third-party audits to supplement our internal due diligence of conflict mineral suppliers and are monitoring the progress of these audits to ensure our supply chain is conflict free. We fully support Section 1502 “Conflict Minerals” of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010.
Global Code of Conduct and Mission, Vision and Values
KEMET maintains a Global Code of Conduct (“Code of Conduct”), which became effective August 1, 2010 and updated on May 16, 2019, as well as mission (“Mission”), vision (“Vision”) and values (“Values”) statements along with a set of core values, which became effective in June 2011. KEMET’s Mission is to help make the world a better, safer, more connected place to live. KEMET’s Vision is to be the world’s most trusted partner for innovative component solutions. KEMET’s Values are the keys to our success, and they are: a belief in the passion, skills, and engagement of our employees; supporting each other with no self-interest and no politics; a One KEMET global team valuing diversity and inclusion; ethics, integrity, and the courage to always do the right thing; energetic responsiveness and an unparalleled customer experience; materials innovation and breakthrough technology leveraging sustainable material science; delivering sustainable, profitable growth; and a commitment to protecting human health, safety, and natural resources. The Code of Conduct and Mission, Vision and Values are applicable to all employees, officers, and directors of the Company. We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or waiver from a provision of our Code of Conduct, Mission, Vision and Values by posting such information on our website at http://www.kemet.com.
In May 2020, the Company published its second CSR, outlining its environmental and social commitments towards its stakeholders. Sustainability has been a large part of KEMET's culture for many years, and the report demonstrates to all stakeholders the Company's policy of conducting business in a responsible way. Sustainability is integrated throughout KEMET's global operations, and the Company has implemented programs worldwide in support of the policy. The CSR highlights these programs, which includes the RBA Code of Conduct, as well as yearly submissions of data to the Carbon Disclosure Project. KEMET's fiscal year 2019 Carbon Disclosure Project data was made public for the first time during fiscal year 2020. Our Carbon Disclosure Project scores were released in our latest CSR.
KEMET supports the Kisengo Foundation and certain other charitable endeavors in the Democratic Republic of Congo with periodic monetary donations. Funds have been used toward building and supporting a new hospital and school as well as the installation of freshwater wells, solar street lighting, infrastructure improvements and a micro-agriculture project.

Employees
We have approximately 12,450 employees as of March 31, 2020 in the following locations:

Asia	5,100
Mexico	4,500
Europe	1,450
Japan and Korea	800
United States	600
The number of KEMET employees represented by labor organizations in each of the following countries are shown in the table below. Due to the General Data Protection Regulation (“GDPR”) that became effective in May 2018 in the European Union, the Company is not permitted to identify employees represented by labor unions in countries that are part of the European Union.

Mexico	2,939
China	2,310
Vietnam	1,260
Japan	586
Indonesia	229
United States	11
Taiwan	11
In fiscal year 2020, we did not experience any major work stoppages due to labor related issues. Our labor costs in Mexico, Asia and various locations in Europe are denominated in local currencies, and a significant depreciation or appreciation of the United States dollar against the local currencies would increase or decrease our labor costs.
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
Factors that may cause actual outcomes and results to differ materially from those expressed in, or implied by, these forward-looking statements include, but are not necessarily limited to, the following: (i) the failure to complete the Merger and the effects such failure would have on the Company's financial condition and results of operations, (ii) certain business uncertainties and contractual restrictions related to the pendency of the Merger, (iii) our inability to pursue alternatives to the Merger during the pendency of the Merger, (iv) adverse economic conditions could impact our ability to realize operating plans if the demand for our products declines, and such conditions could adversely affect our liquidity and ability to continue to operate and could cause a write down of long-lived assets or goodwill; (v) an increase in the cost or a decrease in the availability of our principal or single-sourced purchased raw materials; (vi) changes in the competitive environment; (vii) uncertainty of the timing of customer product qualifications in heavily regulated industries; (viii) economic, political, or regulatory changes in the countries in which we operate; (ix) difficulties, delays, or unexpected costs in completing the Company’s restructuring plans; (x) acquisitions and other strategic transactions expose us to a variety of risks, including the ability to successfully integrate and maintain adequate internal controls over financial reporting in compliance with applicable regulations; (xi) our business could be negatively impacted by increased regulatory scrutiny and litigation; (xii) difficulties associated with retaining, attracting, and training effective employees and management; (xiii) the need to develop innovative products to maintain customer relationships and offset potential price erosion in older products; (xiv) exposure to claims alleging product defects; (xv) the impact of laws and regulations that apply to our business, including those relating to environmental matters, data protection, cyber security and privacy; (xvi) the impact of international laws relating to trade, export controls and foreign corrupt practices; (xvii) changes impacting international trade and corporate tax provisions related to the global manufacturing and sales of our products may have an adverse effect on our financial condition and results of operations; (xviii) volatility of financial and credit markets affecting our access to capital; (xix) default or failure of one or more of our counterparty financial institutions could cause us to incur significant losses; (xx) the need to reduce the total costs of our products to remain competitive; (xxi) potential limitation on the use of net operating losses to offset possible future taxable income; (xxii) restrictions in our debt agreements that could limit our flexibility in operating our business; (xxiii) failure to maintain effective internal controls over financial reporting; (xxiv) service interruption, misappropriation of data, or breaches of security as it relates to our information systems could cause a disruption in our operations, financial losses, and damage to our reputation; (xxv) economic and demographic experience for pension and other post-retirement benefit plans could be less favorable than our assumptions; (xxvi) fluctuation in distributor sales could adversely affect our results of operations; (xxvii) earthquakes, natural disasters, and climate change could disrupt our operations and have a material adverse effect on our financial condition and results of operations; (xxviii) global health epidemics such as the coronavirus could materially affect our business, financial condition, and results of operations; and (xxix) volatility in our stock price.
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
Completion of the merger with Yageo Corporation is subject to the satisfaction of certain conditions, including regulatory and stockholder approvals, if required, and there can be no assurances as to whether and when it may be completed.
Completion of the Merger is subject to conditions beyond our control that may prevent, delay or otherwise adversely affect its completion in a material way. For example, the Merger cannot be consummated until, among other things, the approval required from the Investment Commission, Ministry of Economic Affairs, Taiwan. Likewise, completion of the Merger is subject to (i) the approval of Yageo’s stockholders, if required by law, (ii) the absence of any applicable restraining order or injunction prohibiting the Merger, and, (iii) in the case of Yageo’s obligations to complete the Merger, there not having been any “material adverse effect.”
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
Additionally, long-lived assets and intangible assets subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of a long-lived asset or group of assets may not be recoverable. Also, goodwill is reviewed for impairment annually and whenever events or changes in circumstances indicate the carrying amount of goodwill may not be recoverable. In the event the tests show the carrying value of certain long-lived assets, intangible assets, or goodwill are impaired, we would be required to take additional impairment charges to earnings under U.S.

generally accepted accounting principles. However, such charges would have no direct effect on our cash. If the economic conditions decline we could incur additional impairment charges in the future.
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
Tantalum is mined principally in the Democratic Republic of Congo, Australia, Brazil, Canada, Ethiopia, Nigeria, and Rwanda. As a result of our tantalum vertical integration program which began in fiscal year 2012, we have reduced our exposure to price volatility and supply uncertainty in the tantalum supply chain. Our tantalum ore supply requirements are now met through our direct sourcing partners of conflict free tantalum, which is then processed into the intermediate product potassium heptafluorotantalate (commonly known as K-salt) at our own facility in Mexico or at third party locations, before final processing into tantalum powder at KBP operations in Matamoros, Mexico. However, price increases for tantalum ore, or for the remaining tantalum powder that we source from third parties, could impact our financial performance as we may not be able to pass all such price increases on to our customers.
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
We may experience difficulties, delays or unexpected costs in completing our restructuring plans and may not realize the expected benefits from our restructuring plans.
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
Our ability to realize the anticipated benefits of acquisitions depends, to a large extent, on our ability to integrate the acquired companies with our own. Our management devotes significant attention and resources to these efforts, which may disrupt the business of each of the companies involved and, if executed ineffectively, could preclude realization of the full benefits we expect. Failure to realize the anticipated benefits of our acquisitions could cause an interruption of, or a loss of momentum in, the operations of the acquired company. In addition, the efforts required to realize the benefits of our acquisitions may result in material unanticipated problems, expenses, liabilities, competitive responses, loss of customer relationships, and the diversion of management’s attention, and may cause our stock price to decline.
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
While most of the fundamental technologies used in the passive components industry have been available for a long time, the market is nonetheless characterized by rapid changes in product designs and technological advances allowing for better performance, smaller size and/or lower cost. New applications are frequently found for existing technologies, and new technologies occasionally replace existing technologies for some applications or create new business opportunities in other areas of application. We believe successful innovation is critical for avoiding product redundancy or obsolescence caused by changes in technology; for maintaining profitability to offset potential erosion of selling prices for existing products; and to ensure the flow of new products and robust manufacturing processes that will keep us at the forefront of our customers’ product designs. Non-customized products are especially vulnerable to price pressure, but customized products have also experienced price pressure in recent years. Developing and marketing new products requires start-up costs that may not be recouped if these products or production techniques are not successful. There are numerous risks inherent in product development, including the risks we will be unable to anticipate the direction of technological change or we will be unable to develop and market new products and applications in a timely fashion to satisfy customer demands. If this occurs, we could lose customers and experience adverse effects on our results of operations.
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
The SEC requires issuers for whom tantalum, tin, tungsten and gold are necessary to the functionality or production of a product manufactured, or contracted to be manufactured, by such person to conduct certain diligence procedures and make certain disclosures annually regarding whether any of those minerals originated in the Democratic Republic of Congo or an adjoining country. As defined by the SEC, tantalum, tin, tungsten and gold are commonly referred to as “conflict minerals” or “3TG”. If an issuer’s conflict minerals originated in those countries, the rule requires the issuer to submit a report to the SEC that includes a description of the measures it took to exercise due diligence on the conflict minerals’ source and chain of custody. We use tantalum, tin and, to a lesser degree, other of the 3TG minerals in our production processes and in our products. We have exercised due diligence on the source and chain of custody during the reporting period and, as required under the rule, annually disclose a description of these measures and certain of our findings in a special disclosure on Form SD. Disclosure in accordance with the rule may cause changes to the pricing of 3TG minerals, which could adversely affect our profitability. In addition, it is possible some of our disclosures pursuant to the rule related to our inquiries and supply chain custody diligence could cause reputational harm and cause the company to lose customers or sales.
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
As disclosed in Part II - Item 9A. “Controls and Procedures” of our fiscal year 2019 Form 10-K in the section “Management’s Report on Internal Control Over Financial Reporting,” a material weakness was identified in our internal control over financial reporting as of March 31, 2019 resulting from certain control deficiencies in our internal control over financial reporting pertaining to the initiation and recording of net sales and accounts receivable, net. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis.
The material weakness identified at March 31, 2019 in Item 9A did not result in any misstatements of the Company’s Consolidated Financial Statements for any periods presented. When the material weakness was identified, we promptly developed and implemented a comprehensive remediation plan to address this material weakness, which included implementing new, and refining existing, controls, as well as providing additional training and improving our documentation as it pertains to the initiation and recording of net sales and accounts receivable. Based on these measures, management has concluded that the material weakness described above has been remediated as of March 31, 2020.
There is a risk that in the future the Company could have another material weakness, fail to maintain effective controls, or timely implement any necessary improvement of our internal and disclosure controls. This could, among other things, result in losses from errors, harm our reputation or cause investors to lose confidence in the reported financial information, all of which could have a material adverse effect on our results of operations and financial condition.
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
From time-to-time, if end customer demand decreases, our sales to distributors also decrease while the distributors reduce their inventory levels. In addition, a single customer, a distributor, accounted for over 10% of our net sales in each of fiscal years 2020, 2019 and 2018. If our relationship with this customer were to terminate, we would need to determine alternative means of delivering our products to the end-customers served by it.
Earthquakes, natural disasters, and climate change could disrupt our operations and have a material adverse effect on our financial condition and results of operations.
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
Our business, results of operations and financial condition may be adversely affected by the outbreak of the novel coronavirus (COVID-19) and the responses thereto taken by various governmental authorities throughout the world.

The novel strain of the coronavirus (COVID-19) identified in China in late 2019 has spread throughout the world and in response governmental authorities have ordered mandatory shut-downs of non-essential business, quarantines, travel-bans and shelter-in-place orders. The spread of COVID-19 and the governmental responses to it have negatively impacted our business by, among other things, forcing us to temporarily suspend our manufacturing operations at certain locations and forcing our non-manufacturing employees to work remotely. As of March 31, 2020, the spread of COVID-19 and governmental responses did not have a significant impact on our results of operations and financial condition.
We are modifying our business practices in response to COVID-19 to ensure the health and safety of our employees; however we may in the future be forced to temporarily shut down one or more of our facilities if any of our workers test positive for COVID-19 or any of our facilities or the services provided at those facilities are not deemed to be “essential” under applicable government shut-down orders or are otherwise not considered exempt from government-imposed shut-down orders for any reason. In addition, governmental guidelines in response to COVID-19 may limit our workforce to a certain number of employees per shift or cause us to modify our operations in other ways that could be disruptive to our business. Any such temporary shut-down, limitation on our workforce, or other government-imposed modification of our operations could have a significant impact on the production of our products. Additionally, COVID-19 may cause some of our suppliers to fail to deliver the quantities of supplies we need or fail to deliver such supplies in a timely manner. The failure to receive any such supplies could inhibit our ability to run our manufacturing operations and otherwise operate our business. Additionally, our ability to transport our products could be impaired by disruptions in our global transportation network resulting from the COVID-19 pandemic. Finally, the continued spread of COVID-19 has led to increased volatility in the global capital markets. Such volatility increases the cost of, and decreases access to, capital. If the Company needs to access the capital markets to fund its operations, such capital could be prohibitively expensive which could cause the Company to pursue alternative sources of funding for its operations and working capital.
As a result of COVID-19, our employees, contractors, and consultants are working remotely and it is possible that this could have a negative impact on the execution of our business plans and operations. If a natural disaster, power outage, connectivity issue, or other event occurred that impacted our employees ability to work remotely, it may be difficult or, in certain cases, impossible for us to continue our business for a substantial period of time. The increase in remote working may also result in consumer privacy, IT security, and fraud concerns, as well as increase our exposure to potential wage and hours issues.
The extent to which COVID-19 may adversely impact our business depends on future developments, which are highly uncertain and unpredictable, including new information concerning the severity of the outbreak and the effectiveness of actions globally to contain or mitigate its effects. The effects of COVID-19 have led to a global economic slowdown and while we expect this matter to negatively impact our results of operations, cash flows, and financial condition in the future, the current level of uncertainty over the economic and operational impacts of COVID-19 means the related financial impact cannot be reasonably estimated at this time. As of March 31, 2020, the effects of COVID-19 have not had a significant impact on the Company's liquidity. The Company will continue to take appropriate steps to mitigate the impact of COVID-19 on the Company's operations, liquidity, and financial condition.
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
ITEM 1B.    UNRESOLVED STAFF COMMENTS.
None.

ITEM 2.    PROPERTIES.
We are headquartered in Fort Lauderdale, Florida, and, as of March 31, 2020, we had 21 manufacturing plants located in North America, Europe and Asia. Our manufacturing and research facilities include approximately 4.7 million square feet of floor space and use proprietary manufacturing processes and equipment.
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
We believe substantially all of our property and equipment is in good condition, and overall we have sufficient capacity to meet our current and projected manufacturing and distribution needs.    The following table provides certain information regarding our principal facilities:

Location	Square Footage (in thousands)	Type of Interest	Description of Use
Fort Lauderdale, Florida, U.S.A	61	Leased	Headquarters
Solid Capacitor Reportable Segment
Simpsonville, South Carolina, U.S.A.	382	Owned	Innovation Center, Advanced Tantalum Manufacturing
Matamoros, Mexico	286	Owned	Manufacturing
Monterrey, Mexico (1)	532	Owned	Manufacturing
Suzhou, China (1)	353	Leased	Manufacturing
Ciudad Victoria, Mexico	265	Owned	Manufacturing
Nyuzen, Toyama, Japan	209	Owned	Manufacturing and Innovation Center
Chachoengsao, Thailand	171	Owned	Manufacturing
Film and Electrolytic Reportable Segment
Evora, Portugal	233	Owned	Manufacturing and Innovation Center
Skopje, Macedonia	126	Owned	Manufacturing
Suomussalmi, Finland	56	Leased	Manufacturing
Batam, Indonesia	68	Owned	Manufacturing
Kyustendil, Bulgaria (2)	86	(2)	(2)
Pontecchio, Italy	226	Owned	Manufacturing and Innovation Center
Anting, China (3)	73	(3)	(3)
Farjestaden, Sweden	28	Leased	Manufacturing and Innovation Center
Electro-Magnetic, Sensors and Actuators Reportable Segment
Shiroishi, Miyagi, Japan	524	Owned	Manufacturing
Sendai, Miyagi, Japan	378	Owned	Manufacturing and Innovation Center
Bien Hoa City, Dong Nai Province, Vietnam	174	Owned	Manufacturing
Xiamen, China	432	Owned	Manufacturing
______________________________________________________________________________
(1) Includes two manufacturing facilities.
(2) Includes one owned manufacturing facility and one leased warehouse facility.
(3) Includes one owned manufacturing facility and one leased manufacturing facility.
ITEM 3.    LEGAL PROCEEDINGS.
We or our subsidiaries may at any one time be parties to lawsuits arising out of our respective operations, including workers’ compensation or workplace safety cases, some of which involve claims of substantial damages. Although there can be no assurance, based upon information known to us, we do not believe that any liability which might result from an adverse determination of such lawsuits would have a material adverse effect on our financial condition or results of operations.

As previously reported, KEMET and KEC, along with more than 20 other capacitor manufacturers and subsidiaries were named as defendants in a purported antitrust class action complaint, In re: Capacitors Antitrust Litigation, No. 3:14-cv-03264-JD, filed on December 4, 2014 with the United States District Court, Northern District of California (the “U.S. Class Action Complaint”). The complaint alleged a violation of Section 1 of the Sherman Act, for which it sought injunctive and equitable relief and money damages. On November 8, 2019 KEMET and KEC entered into a settlement agreement (the “Settlement Agreement”) with the plaintiffs in the U.S. Class Action Complaint by which, in consideration for the release of KEMET, KEC, and their affiliates from all claims relating in any way to the conduct alleged in the U.S. Class Action Complaint and from claims which could have been asserted in the U.S. Class Action Complaint to the extent they relate to the sale of capacitors in the United States, KEMET agreed to pay an aggregate of $62.0 million to the settlement class of plaintiffs. The Settlement Agreement is subject to court approval. Pursuant to the terms of the Settlement Agreement, KEMET paid $10.0 million into an escrow account on December 6, 2019. The remaining amount will be paid by KEMET within 12 months of the date of the Settlement Agreement. Under the terms of the Settlement Agreement KEMET and KEC did not admit to any violation of any statute or law or any liability or wrongdoing.
In addition, as previously reported, KEMET and KEC, along with certain other capacitor manufacturers and subsidiaries (including TOKIN, as described below), were named as defendants in several additional suits that were filed in Canada (collectively, the “Canadian Complaints”): Badamshin v. Panasonic Corporation, et al., filed August 6, 2014 in the Superior Court, Province of Quebec, District of Montreal; Herard v. Panasonic Corporation, et al., filed August 6, 2014 in the Superior Court, Province of Quebec, District of Montreal; Cygnus Electronics Corporation v. Panasonic Corporation, et al., filed August 6, 2014 in the Superior Court of Justice, Province of Ontario; LeClaire v. Panasonic Corporation, et al., filed August 6, 2014 in the Superior Court, Province of Quebec, District of Montreal; Taylor v Panasonic Corporation, et al., filed August 11, 2014 in the Superior Court of Justice, Province of Ontario; Ramsay v. Panasonic Corporation, et al., filed August 14, 2014 in the Supreme Court, Province of British Columbia; Martin v. Panasonic Corporation, et al., filed September 25, 2014 in the Superior Court, Province of Quebec, District of Montreal; Parikh v. Panasonic Corporation, et al., filed October 3, 2014 in the Superior Court of Justice, Province of Ontario; Fraser v. Panasonic Corporation, et al., filed October 3, 2014 in the Court of Queen’s Bench, Province of Saskatchewan; Pickering v. Panasonic Corporation, et al., filed October 6, 2014 in the Supreme Court, Province of British Columbia; McPherson v Panasonic Corporation et al., filed on November 6, 2014 in the Court of Queen’s Bench, Province of Manitoba; and Allott v AVX Corporation, et al., filed on May 13, 2016 in the Superior Court of Justice, Province of Ontario. The Canadian Complaints generally allege the same unlawful acts as in the U.S. Class Action Complaint, assert claims under Canada’s Competition Act as well as various civil and common law causes of action, and seek injunctive and equitable relief and money damages.
On December 6, 2018 the claims against KEMET and KEC in Leclaire were dismissed. In addition, Parikh and Taylor have been stayed in favor of Cygnus, and Badamshin, Martin and Herard have been stayed in favor of LeClaire. Further, on November 18, 2018, the Ontario Supreme Court of Justice temporarily stayed Cygnus pending the outcome of a matter on appeal concerning class certification, and the Ramsay plaintiffs voluntarily suspended that proceeding until class certification for Cygnus has been determined.
TOKIN-Specific Legal Proceedings
As previously reported, on September 2, 2015, the United States Department of Justice announced a plea agreement with TOKIN in which TOKIN agreed to plead guilty to a one-count felony charge of unreasonable restraint of interstate and foreign trade and commerce in violation of Section 1 of the Sherman Act, and to pay a criminal fine of $13.8 million. The plea agreement was approved by the United States District Court, Northern District of California, on January 21, 2016. The fine is payable over 5 years in six installments of $2.3 million each, plus accrued interest. TOKIN has paid the first five installments, with the final payment due January 21, 2021.
As previously reported, on December 21, 2015, the Taiwan Fair Trade Commission (“TFTC”) notified TOKIN of its decision to impose an administrative fine on TOKIN of NTD 609.1 million (approximately $20.2 million) for violation of the Taiwan Fair Trade Act. TOKIN filed its appeal of the TFTC's decision with the Taipei High Administrative Court on January 15, 2016. On August 23, 2018, the Taipei High Administrative Court issued its judgment dismissing TFTC's fine decision, against which TFTC submitted its petition for appeal to the Taiwan Administrative Supreme Court. On December 31, 2019, the Taiwan Administrative Supreme Court granted judgment in favor of the TFTC appeal, but directed the TFTC to recalculate the fine, in part by excluding the revenues of TOKIN’s subsidiaries which had been included in the calculations of the original fine. The TFTC’s revised fine determination is expected during the summer 2020. On March 17, 2020, the TFTC refunded to TOKIN the NTD 243.6 million (approximately $8.1 million) which TOKIN had paid under the original fine; subject to any rights of appeal, TOKIN remains liable for full payment of the revised fine.
As previously reported, on March 21, 2018, the European Commission announced a decision by which TOKIN was fined EUR 8.8 million (approximately $10.3 million) directly and EUR 5.0 million (approximately $5.9 million) jointly and severally with NEC Corporation, for violation of the competition laws of the European Union. Payment of the fines were made on June 28, 2018. On June 4, 2018, TOKIN filed an appeal with the General Court of the European Union, seeking annulment and/or reduction of the fines.

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

As noted above, TOKIN, along with KEMET and certain of its other subsidiaries, were named as defendants in the Canadian Complaints. On May 30, 2018, TOKIN entered into a definitive settlement agreement with the plaintiffs in the Canadian Complaints Pursuant to the terms of the settlement agreement, in consideration of the release of TOKIN and its subsidiaries (including TOKIN America, Inc.) from claims asserted in the Canadian Complaints, TOKIN paid CAD 2.9 million (approximately $2.2 million) to a settlement class of purchasers of aluminum and tantalum electrolytic capacitors and purchasers of products containing such capacitors. The settlement payment was made on June 27, 2018. On January 20, 2020, the Supreme Court of British Columbia approved the settlement agreement, completing all required approvals.
As previously reported, on July 2, 2018, TOKIN and TOKIN America Inc. were named as two of 20 defendants in a purported U.S. class action antitrust lawsuit, In re: Inductors Antitrust Litigation, No. 5:18-cv-00198-EJD-NC, filed in the United States District Court, Northern District of California, regarding the sale of inductors brought on behalf of direct product purchasers and indirect product purchasers. The complaint alleged violations of Sections 1 and 3 of the Sherman Act, for which it sought injunctive and equitable relief and money damages. On September 24, 2019, the Court granted the defendants’ motion to dismiss the lawsuit; the plaintiffs were granted leave to amend the complaint. On November 20, 2019, the plaintiffs filed their amended complaint, in which TOKIN and TOKIN America Inc. remained as two of 21 named defendants. On January 15, 2020, TOKIN and TOKIN America filed a motion to dismiss the amended complaint; the plaintiffs’ motion in opposition was filed on March 16.
As of March 31, 2020, the Company's accrual for antitrust and civil litigation claims totaled $77.4 million. This amount includes the best estimate of losses which may result from the ongoing antitrust investigations, civil litigation and claims. However, the actual outcomes could differ from what has been accrued.
ITEM 4.    MINE SAFETY DISCLOSURES.
Not applicable.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS.
The name, age, business experience, positions and offices held, and period served in such positions or offices for each of the executive officers and certain key employees of the Company are listed below. There are no family relationships among our executive officers and directors or any other arrangement or understanding pursuant to which any person was selected as an officer.

Name	Age	Position	Years with Company
William M. Lowe, Jr.	67	Chief Executive Officer and Director	12
Gregory C. Thompson	64	Executive Vice President and Chief Financial Officer	1
Charles C. Meeks, Jr.	58	Executive Vice President, Solid Capacitors–Tantalum	36
Shigenori (Sean) Oyama	63	Executive Vice President and President–TOKIN Corporation	38
R. James Assaf	60	Senior Vice President, General Counsel and Secretary	12
Claudio Lollini	40	Senior Vice President of Global Sales and Marketing	15
Stefano Vetralla	57	Senior Vice President and Chief Human Resources Officer	12
Robert S. Willoughby	59	Senior Vice President, Solid Capacitors–Ceramics	34
Susan B. Barkal	57	Senior Vice President Quality and Global Supply Chain, Chief Compliance Officer and Chief of Staff	20
Fumihiro Katakura	60	Senior Vice President, Magnetics, Sensors and Actuators	11
Dr. Phillip M. Lessner	61	Senior Vice President and Chief Technology Officer	24
Andreas Meier	52	Senior Vice President, Film and Electrolytic	22
Michael L. Raynor	54	Vice President and Corporate Controller	13
Richard J. Vatinelle	56	Vice President and Treasurer	7
Executive Officers
William M. Lowe, Jr., Chief Executive Officer and Director, was named such in December 2018. Mr. Lowe joined KEMET in July 2008 as its Executive Vice President and Chief Financial Officer. Before joining KEMET, Mr. Lowe was the Vice President, Chief Operating Officer, and Chief Financial Officer of Unifi, Inc., a producer and processor of textured synthetic yarns from January 2004 to October 2007. Prior to holding that position, he was Executive Vice President and Chief Financial Officer for Metaldyne, an automotive components manufacturer. He also held various financial management positions with ArvinMeritor, Inc., a premier global supplier of integrated automotive components. He received his B.S. degree in business administration with a major in accounting from Tri-State University and was certified as a Certified Public Accountant in the state of Ohio (current license status inactive).
Gregory C. Thompson, Executive Vice President and Chief Financial Officer, joined KEMET in such capacity in December 2018. Earlier that month, Mr. Thompson joined KEMET as its Executive Vice President–Finance. Mr. Thompson previously served as Executive Vice President of Axiall Corporation, a Delaware corporation, from July 2015 until October 2016 and Chief Financial Officer from February 2008 until October 2016. Before beginning at Axiall in 2008, Mr. Thompson served as the Senior Vice President and Chief Financial Officer of Invacare Corporation, a medical equipment manufacturer. Prior thereto, he served in various financial management positions with Sensormatic Electronics Corporation, Wang Laboratories, Inc. and PriceWaterhouse. He is a Certified Public Accountant and is a Member of the American Institute of Certified Public Accountants. He holds a Bachelor of Science degree in Accounting from Virginia Tech.
Charles C. Meeks, Jr., Executive Vice President, Solid Capacitors–Tantalum, was named such in July 2017. He joined KEMET in December 1983 in the position of Process Engineer, and has held various positions of increased responsibility including the positions of Plant Manager and Director of Operations, Ceramic Product Line. He was named Vice President, Ceramic Product Line in June 2005, Senior Vice President, Ceramic Product Line in October 2007, Senior Vice President, Ceramic and Film and Electrolytics in March 2010, Executive Vice President Ceramic and Film and Electrolytics in May 2011, and Executive Vice President, Solid Capacitors in July 2017 prior to his appointment to his current position. In addition, since January 2000, Mr. Meeks has served as President of Top Notch Inc., a private company that offers stress management therapy services. Mr. Meeks received a Masters of Business Administration degree and a Bachelor of Science degree in Ceramic Engineering from Clemson University.
Shigenori (Sean) Oyama, Executive Vice President and President–TOKIN Corporation, was named such in December 2019. Prior to his current position, Mr. Oyama was appointed Executive Vice President, Magnetics, Sensors and Actuators in

July 2017 after the Company's acquisition of TOKIN. Mr. Oyama joined TOKIN in 1982. He moved to California in 1989 and held various management roles in Field Application Engineering, Sales and Marketing at TOKIN America Inc. Mr. Oyama returned to TOKIN Japan and was appointed General Manager of Product Marketing for Energy Devices in 2003, General Manager and Vice President for the EMC Division in 2005, Senior Vice President of all Business Groups in 2010, followed by his appointment to President of TOKIN in 2012. Mr. Oyama holds a B.S. degree in Electrical Engineering from Tohoku University.
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
Claudio Lollini, Senior Vice President of Global Sales and Marketing, was named such in July 2015. He joined KEMET in October 2007 through the Company’s acquisition of Arcotronics Italia S.p.A., where he served as Manager, Sales–Greater China. Mr. Lollini was appointed Director of Product Management for Film and Electrolytic in January 2009, Director of Sales Taiwan in June 2012, and Vice President, Sales-Asia Pacific in May 2013 prior to his appointment to his current position. Mr. Lollini holds a Bachelor of Science degree in Engineering Management from the University of Bologna and a Master of Business Administration from the Kellogg School of Management and is a 2011 graduate of the KEMET Leadership Forum.
Stefano Vetralla, Senior Vice President and Chief Human Resources Officer, was named such in July 2015. He joined KEMET in May 2008 as Director-HR, Film and Electrolytic Business Group. Mr. Vetralla was appointed Director-HR, Global Sales and Film and Electrolytic Business Group in January 2011; Senior Director HR, Global Sales and Film and Electrolytic Business Group in January 2012; Senior Director-HR, Field in September 2012; Vice President-Global HR Operations in September 2013; and Vice President-Global HR and Chief Human Resources Officer in May 2014 prior to his current appointment. Prior to KEMET, he held Human Resources positions of increasing responsibility in international corporations including Hewlett-Packard Company, 3Com Corporation and Telindus/Belgacom. Mr. Vetralla holds a Law Degree from the State University of Milan and is a 2011 graduate of the KEMET Leadership Forum.
Robert S. Willoughby, Senior Vice President, Solid Capacitors–Ceramics, was named such in July 2017. He joined KEMET in December 1985 and has held positions of increasing responsibility within Diagnostic, Quality, New Product and Process Engineering. Mr. Willoughby served as Director-Ceramic Operations from July 2007 until March 2010; served as Vice President of Operations-Film and Electrolytic Business Unit from March 2010 until May 2013; served as Vice President, Film and Electrolytic Business Group from May 2013 through December 2014; and served as Senior Vice President-Film and Electrolytic Business Group from January 2015 through April 2016. Mr. Willoughby was named Senior Vice President–Global Supply Chain in May 2016, prior to his appointment to his current position. He holds a Bachelor of Science degree in Industrial Engineering from Clemson University and is a 2007 graduate of the KEMET Leadership Forum.
Other Key Employees
Susan B. Barkal, Senior Vice President Quality and Global Supply Chain, Chief Compliance Officer and Chief of Staff, was named such in December 2019. Ms. Barkal joined KEMET in November 1999 and has served as Quality Manager for the Tantalum Business Group (now a part of Solid Capacitors), Technical Product Manager for all Tantalum product lines and Director of Tantalum Product Management. Ms. Barkal was appointed Vice President of Quality and Chief Compliance Officer in December 2008 and Senior Vice President Quality, Chief Compliance Officer and Chief of Staff in February 2014 prior to her appointment to her current position. Ms. Barkal holds a B.S. degree in Chemical Engineering from Clarkson University, a Master of Science degree in Mechanical Engineering from California Polytechnic University and is a 2007 graduate of the KEMET Leadership Forum.
Fumiro Katakura, Senior Vice President, Magnetics, Sensors & Actuators, was named such in December 2019. Prior to his current position, Mr. Katakura was appointed Vice President–Global Supply Chain in July 2017 after the Company’s acquisition of TOKIN. Mr. Katakura joined NEC Corporation in April 1982 and held various management roles there prior to his appointment as Head of Corporate Strategy for NEC-TOKIN Corporation in 2011. Mr. Katakura holds a Bachelor of Arts degree in Politics from Keio University.
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
Andreas Meier, Senior Vice President-Film and Electrolytic, was named such in May 2016. Mr. Meier joined KEMET in January 1998 and has held several positions of increasing responsibility in the Sales and Product Management areas. Mr. Meier was named Vice President-Product Management, Film and Electrolytics in January 2010 and Vice President, Sales-EMEA in December, 2012 prior to his appointment to his current position. Mr. Meier holds a degree in Electronic Engineering from the University of Paderborn in Germany.
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

PART II
ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Market for Common Stock of the Company
Our common stock trades on the New York Stock Exchange under the ticker symbol “KEM.” We had 64 stockholders of record as of May 26, 2020.
Dividend Policy
Between the date of our initial public offering in October 1992 and until fiscal year 2019, we had not declared or paid any cash dividends on our common stock. Beginning in the third quarter of fiscal year 2019, we announced our intention to pay regular quarterly cash dividends to holders of our common stock. Cash dividends of $0.05 per share were paid to holders of our common stock during the third and fourth quarters of fiscal year 2019 and the first and second quarters of fiscal year 2020.
On November 11, 2019, the Company entered into the Agreement pursuant to which Yageo will acquire all of the Company's outstanding shares of common stock. The Agreement restricts our ability to continue making dividend payments during the pendency of the Merger.
In addition, under the terms of the Revolving Line of Credit (as hereinafter defined), we are restricted from paying cash dividends in an amount greater than $15.0 million in the aggregate per year.

PERFORMANCE GRAPH
The following graph compares our cumulative total stockholder return for the past five fiscal years, beginning on March 31, 2015, with the Russell 3000 index and a peer group (the “Peer Group”) comprised of certain companies which we consider to be peers because they either manufacture capacitors or other electronic components, or compete in the same market segments in which we compete. The graph assumes that $100 was invested on March 31, 2015 in each of our common stock, the Russell 300 index, and the Peer Group. The graph also assumes that all dividends, if paid, were reinvested.

RETURNS
Years Ending March 31,

	2015	2016	2017	2018	2019	2020
KEMET Corporation	$100.00	$46.62	$289.86	$437.92	$411.99	$589.94
Russell 3000	100.00	97.65	113.00	126.23	134.70	120.10
New Peer Group (1)	100.00	84.80	102.79	115.73	121.76	133.39
Old Peer Group (2)	100.00	104.65	139.08	172.82	161.29	147.52
______________________________________________________________________________
(1) The new peer group consists of the following companies: Vishay Intertechnology, Inc., TDK-EPC Corporation, Murata Manufacturing Co, Ltd., and Taiyo Yuden Co, Ltd. Our board of directors uses this peer group to benchmark our performance. The peer group is weighted by market capitalization.
(2) The old peer group consists of the following companies: Vishay Intertechnology, Inc., AVX Corporation, and Littelfuse, Inc. AVX Corporation has been excluded from the new peer group as this entity has been recently acquired. Littelfuse Inc. has been excluded from the new peer group as this entity is no longer considered a main competitor by the Solid Capacitors reportable segment.

Unregistered Sales of Equity Securities
We did not sell any of our equity securities during fiscal year 2020 that were not registered under the Securities Act of 1933, as amended (the “Securities Act”).

Repurchase of Equity Securities
There were no repurchases of the Company's equity securities during the quarter ended March 31, 2020.
Equity Compensation Plan Disclosure
The following table summarizes equity compensation plans approved by stockholders and equity compensation plans that were not approved by stockholders as of March 31, 2020:

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by stockholders	1,971,775(1)	$7.04	3,889,781
Equity compensation plans not approved by stockholders	—	—	—
Total	1,971,775	$7.04	3,889,781
______________________________________________________________________________
(1) Includes 336,688 shares subject to outstanding LTIP Awards (time-based), 294,687 shares subject to outstanding LTIP Awards (performance-based) and 1,248,450 outstanding non-vested restricted shares of Common Stock; the weighted-average exercise price does not take into account these shares as they have no exercise price.

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

	Fiscal Years Ended March 31,
	2020	2019	2018	2017	2016
Summary of Operations:
Net sales	$1,260,554	$1,382,818	$1,200,181	$757,338	$734,823
Operating income	147,866	200,849	112,852	34,968	33,833
Interest income	(3,325)	(2,035)	(809)	(24)	(14)
Interest expense	11,021	21,239	32,882	39,755	39,605
Net income (loss)	41,381	206,587	254,127	47,157	(53,629)
Per Share Data:
Net income (loss) per basic share	$0.71	$3.57	$4.81	$1.01	$(1.17)
Net income (loss) per diluted share	0.70	3.50	4.33	0.85	(1.17)
Dividends declared per share	0.10	0.10	—	—	—
Balance Sheet Data:
Total assets	$1,393,097	$1,318,095	$1,222,923	$739,439	$699,780
Working capital	343,783	363,580	391,295	248,252	228,793
Long-term debt, less current portion	235,673	254,771	304,083	386,211	385,833
Other non-current obligations	193,392	136,630	152,249	60,707	74,892
Stockholders’ equity	647,262	639,415	463,875	155,569	112,481
Other Data:
Cash flow provided by (used in) operating activities	$158,856	$131,731	$120,761	$71,667	$32,365
Cash flow provided by (used in) investing activities	(143,313)	(147,012)	102,364	(25,598)	(20,588)
Cash flow provided by (used in) financing activities	8,814	(56,657)	(55,798)	(125)	(3,803)
Capital expenditures	146,331	146,056	65,004	25,617	20,469
Research and development expenses	49,264	44,612	39,114	26,693	24,613

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
The following discussion and analysis provide information that we believe is useful in understanding our operating results, cash flows, and financial condition for the three fiscal years ended March 31, 2020, 2019, and 2018. The discussion should be read in conjunction with, and is qualified in its entirety by reference to, the consolidated financial statements and related notes appearing elsewhere in this report. The discussions in this document contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and involve risks and uncertainties. Our actual future results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed under the Item 1A, “Risk Factors” and, from time to time, in our other filings with the Securities and Exchange Commission.
Our Competitive Strengths
We believe that our Company benefits from the following competitive strengths:
Strong Customer Relationships
We have a large and diverse customer base. We believe that our emphasis on quality control and our performance history establishes loyalty with OEMs, EMSs and distributors. Our customer base includes most of the world’s major electronics OEMs (including Bosch Group, Cisco Systems, Inc., Continental AG, Delphi Technologies PLC, Dell Inc., Apple Inc., Google LLC, Tesla Inc., and ABB Group), EMSs (including Celestica Inc., Flextronics International LTD, Jabil Circuit, Inc., and Sanmina-SCI Corporation) and distributors (including TTI, Inc., Arrow Electronics, Inc., Satori Electric Co., and Avnet, Inc.). Our strong, extensive and efficient worldwide distribution network is one of our differentiating factors. We believe our ability to provide innovative and flexible service offerings, superior customer support and focus on speed-to-market results in a more rewarding customer experience, earning us a high degree of customer loyalty.
Breadth of Our Diversified Product Offering and Markets
We believe that we have the most complete line of primary capacitor types spanning a full spectrum of dielectric materials including tantalum, multilayer ceramic, solid and electrolytic aluminum and film capacitors. As discussed below, our acquisition of (and previous private label partnership with) TOKIN, has expanded our product offerings and markets. As a result, we believe we can satisfy virtually all of our customers’ capacitance needs, thereby strengthening our position as their supplier of choice. In addition, through our acquisition of TOKIN, we have products to assist in the management of electronic noise within a device and in communications between devices, as well as products that can sense and respond to human activity, physical vibration, and electric current. We sell our products into a wide range of end-markets, including computing, industrial, telecommunications, transportation, consumer, defense and healthcare across all geographical regions. No single end market industry accounted for more than 30% of net sales; although, one customer, an electronics distributor, accounted for more than 10% of our net sales in fiscal year 2020. No single end-use direct customer accounted for more than 5% of our net sales in fiscal year 2020. We believe that well-balanced product, geographic and customer diversification helps us mitigate some of the negative financial impact through economic cycles.
Leading Market Positions and Operating Scale
Based on net sales, we believe that we are the largest manufacturer of tantalum capacitors in the world and one of the largest manufacturers of direct current film capacitors in the world and have a substantial market position in the specialty ceramic and custom wet aluminum electrolytic markets. We believe KEMET's polymer tantalum sales lead the industry with an estimated market share of approximately 50%. As discussed below, our acquisition of (and previous private label partnership with) TOKIN allows us to achieve true scale in operations to manage raw materials sourcing as well as maximize efficiencies. We believe that our leading market positions and operating scale allow us to realize production efficiencies, leverage economies of scale and capitalize on growth opportunities in the global capacitor market.
Strong Presence in Specialty Products
We engage in design collaboration with our customers in order to meet their specific needs and provide them with customized products satisfying their engineering specifications. Whether at the concept or design stage, KEMET provides engineering tools and samples to our customers to enable them to make the best product selections. KEMET’s Field Application Engineers (experts in electrical circuits) and Technical Product Managers (experts in product applications) assist our Sales team as they navigate the product selection process with our customers. During fiscal years 2020 and 2019, respectively, specialty products accounted for 42.1% and 39.4% of our revenue. By allocating an increasing portion of our management resources and research and development (“R&D”) investment particularly through our acquisition of (and previous partnership with) TOKIN to specialty products, we have established ourselves as one of the leading innovators in this fast growing, emerging segment of the market, including healthcare, renewable energy, telecommunication infrastructure and oil and gas.
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
Our People
We believe that we have successfully developed a unique corporate culture based on innovation, customer focus and commitment. We have a strong, highly experienced and committed team in each of our markets. Many of our professionals have developed unparalleled experience in building leadership positions in new markets, as well as successfully integrating acquisitions. Our 22-member senior management team has an average of 20 years of experience with us and an average of 29 years of experience in the manufacturing industry.
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
Develop Our Significant Customer Relationships and Industry Presence.
We continue to focus on our responsiveness to our customers’ needs and requirements by making order entry and fulfillment easier, faster, more flexible and more reliable for our customers. We believe this can be accomplished by focusing on building products around customers’ needs and by giving decision-making authority to customer-facing personnel and by providing purpose-built systems and processes.
Leverage Our Technological Competence and Expand Our Leadership in Specialty Products
We continue to leverage our technological competence and our acquisition of TOKIN by introducing new products in a timely and cost-efficient manner. This allows us to generate an increasing portion of our sales from new and customized solutions that meet our customers’ varied and evolving electronic component needs, as well as to improve our financial performance. We believe that by continuing to build on our strength in the higher growth and higher margin specialty segments of the capacitor, electro-magnetic, sensor and actuator markets, we will be well-positioned to achieve our long-term growth objectives while also improving our profitability. During fiscal year 2020, we introduced 13,233 new products of which 1,361 were first to market, and specialty products accounted for 42.1% of our revenue over this period.

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
We received the “Supplier of the Year Award” in the “Consistent Supply Chain ” category for calendar year 2018 from Elektronika Sales Pvt. Ltd and won the 2018 and 2019 “Supplier Excellence Award” from TTI, Inc.
Global Sales & Marketing Strategy
Our motto “Think Global, Act Local” describes our approach to sales and marketing. Each of our four sales regions (Americas, EMEA, JPKO and APAC) have account managers, field application engineers, and strategic marketing managers. In addition, we also have local customer and quality-control support in each region. This organizational structure allows us to respond to the needs of our customers on a timely basis and in their native language. The regions are managed locally and report to a senior manager who is on the KEMET Leadership Team. Furthermore, this organizational structure ensures the efficient communication of our global goals and strategies and allows us to serve the language, cultural and other region-specific needs of our customers. Our go-to-market strategy includes a combination of strong engagement face to face with those top customers and an industry leading state of the art digital platform to engage the remaining customers. In addition, we partner with all the premier distributors in the electronics industry to ensure we obtain the biggest reach and leverage their expertise in stocking and servicing those customers.
TOKIN Acquisition
Through our acquisition of TOKIN and the previous cross licensing agreement and Amended and Restated Private Label Agreement with TOKIN, we have expanded product offerings and markets for both KEMET and TOKIN. KEMET’s strong presence in the western hemisphere and TOKIN's excellent position in Japan and Asia significantly enhanced our customer reach and has created cross-selling opportunities. Through TOKIN we believe we have achieved true scale in operations allowing us to manage raw materials sourcing as well as to maximize efficiencies and best practices in manufacturing and product development. We believe that the international management team of KEMET and TOKIN allows us to be more sensitive and aware of region-specific business needs compared to our competitors. Combining our R&D capabilities and university relationships allows us to be on the forefront of new developments and technological advancements in the capacitor industry. Leveraging R&D investment in both Japan and the U.S. enables KEMET to diversify beyond capacitors in the passives market as a result of the TOKIN acquisition.
Subsequent to the acquisition of TOKIN, the Company has been able to improve its cash balance, net debt, and interest expense. The purchase of TOKIN gave the Company access to the Japanese capital markets, which allowed the Company to refinance its U.S. based debt with a Japanese bank. Interest rates in Japan are significantly lower than in the U.S.
Recent Developments and Trends
COVID-19
On March 11, 2020, the World Health Organization characterized the outbreak of a novel strain of coronavirus, known as COVID-19, as a global pandemic and recommended containment and mitigation measures. There have been extraordinary and wide-ranging actions taken by international, federal, state and local public health and governmental authorities to contain and combat the spread of COVID-19 across the world, including quarantines, “stay-at-home” orders, travel-bans, and similar mandates for many individuals to substantially restrict daily activities and for many non-essential businesses to curtail or cease normal operations.
Every region is experiencing the severity of COVID-19 differently. As a result, we're monitoring and complying with local, state, and federal government requirements and mandated orders regarding our manufacturing, sales, and corporate facilities. As of March 31, 2020, our manufacturing facilities in the North America, Asia, and Europe, excluding our facility in Italy, were operational with increased safety and health protocols applicable to all employees.
Our plants in China (Suzhou, Anting, and Xiamen) were closed for a short period of time during the month of February, but did not experience any major shut-downs. Our plant in Pontecchio, Italy was shut-down in March in response to the Italian Prime Minister’s shut-down of all business activities in the country except for those activities essential to the health and safety of the country. This government mandated stoppage impacted our ability to produce and deliver film capacitors. Our plant in Pontecchio, Italy reopened and resumed operations on April 4, 2020.
KEMET has instituted a work from home order and temporarily closed our corporate and sales offices in North America and Europe. In Asia, a work from home order has been instituted in our sales offices in accordance with local, state, and federal government mandates. The Company will continue to closely monitor the situation and maintain efforts to protect the health and safety of our employees. The Company is working to ensure business continuity for our employees and contractors through secure connections to our systems and access to necessary equipment while working from home.
While there was little impact to the Company's results of operations and financial condition as of March 31, 2020 due to COVID-19, there is uncertainty related to the future impact that the global pandemic will have on the Company's results of operations and financial condition. The extent to which COVID-19 may adversely impact our business depends on future developments, which are highly uncertain and unpredictable, including new information concerning the severity of the outbreak and the effectiveness of actions globally to contain or mitigate its effects. For example, virus containment efforts could lead to reductions in plant utilization levels and/or plant closures which could cause us to incur additional direct costs and lost revenue. If our suppliers experience similar impacts, we may have difficulty sourcing materials necessary to fulfill customer production requirements and transporting completed products to our end customers. As of March 31, 2020, the effects of COVID-19 have not had a significant impact on the Company's liquidity. The Company is actively monitoring the impact of COVID-19 on its liquidity and its ability to raise additional capital, if necessary.
Yageo Merger
On November 11, 2019, the Company entered into the Agreement pursuant to which Yageo will acquire all of the Company’s outstanding shares of common stock for $27.20 per share, subject to the satisfaction (or waiver of) specified conditions (the “Merger”). The consummation of the Merger is subject to customary closing conditions, including the approval by the Company’s stockholders. Certain further closing conditions in the Agreement include: (a) obtaining antitrust and other regulatory approvals in the United States and certain other jurisdictions (including, among others, China and Taiwan), (b) the absence of any applicable restraining order or injunction prohibiting the Merger, (c) receipt of approval from the Committee on Foreign Investment in the United States (“CFIUS”), (d) obtaining foreign investment approval by the Investment Commission, Ministry of Economic Affairs, Taiwan, (e) the approval of Yageo’s stockholders, if required by applicable law and (f) in the case of Yageo’s obligations to complete the Merger, there not having been any “material adverse effect” (as customarily defined) on the Company. The Agreement contains certain restrictions on the conduct of our business prior to the completion of the Merger or the termination of the Agreement, including, among other things, a restriction prohibiting us from paying any dividends or making certain other distributions. Upon consummation of the Merger, the Company would be a fully owned subsidiary of Yageo.
The Agreement is subject to termination if the Merger is not consummated within twelve months, subject to an automatic extension for a period of ninety days, for the purpose of obtaining certain antitrust clearances. The Agreement also contains certain other termination rights and provides that, upon termination of the Agreement under specified circumstances, including Yageo’s decision to terminate the Agreement if there is a change in the recommendation of the Company’s Board of Directors (the “Board”) to adopt the Merger or a termination of the Agreement by the Company to enter into an agreement for a “superior proposal,” the Company will pay Yageo a cash termination fee of $63.8 million. The Agreement additionally provides that, upon termination of the Agreement under specified circumstances, Yageo will pay the Company a cash termination fee of $65.4 million.
The Merger with Yageo is proceeding as planned with several key milestones already completed. On February 4, 2020, the required waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 and the review period under the Austrian Cartel Act expired, and the pending Merger was approved by the German Federal Cartel Office. On February 20, 2020 the Company’s stockholders approved the Merger. On March 5, 2020, the Mexican Competition Authority authorized the pending Merger and on April 15, 2020, the Taiwan Fair Trade Commission (“TFTC”) announced its approval of the pending Merger. On April 23, 2020, CFIUS notified KEMET and Yageo that it completed its review of the Merger and determined that there were no unresolved national security concerns with respect to the transaction. On April 29, 2020, the Anti-Monopoly Bureau of China's State Administration for Market Regulation approved the pending Merger.

If Yageo fails to obtain approval by Yageo’s stockholders, if such approval is required by applicable law, Yageo will pay the Company a cash termination fee of $49.1 million. If Yageo fails to obtain debt financing upon the satisfaction of all conditions to closing, the Company may, within 30 days of termination, elect to receive a cash termination fee of $63.8 million.
The only remaining regulatory approval required for the consummation of the Merger is the approval from the Investment Commission, Ministry of Economic Affairs in Taiwan. The Company currently expects the transaction to close in the summer of 2020.
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
Antitrust Class Action Legal Settlement
As previously reported, including as reported in “Item 3. Legal Proceedings” of the Company's 2019 Annual Report, KEMET and KEC, along with more than 20 other capacitor manufacturers and subsidiaries (including TOKIN), were named as defendants in a purported antitrust class action complaint, In re: Capacitors Antitrust Litigation, No. 3:14-cv-03264-JD, filed on December 4, 2014 with the United States District Court, Northern District of California (the "U.S. Class Action Complaint”). The complaint alleges a violation of Section 1 of the Sherman Act, for which it seeks injunctive and equitable relief and money damages. On November 8, 2019 KEMET and KEC entered into a settlement agreement (the “Settlement Agreement”) with the plaintiffs in the U.S. Class Action Complaint by which, in consideration for the release of KEMET, KEC, and their affiliates from all claims relating in any way to the conduct alleged in the U.S. Class Action Complaint and from claims which could have been asserted in the U.S. Class Action Complaint to the extent they relate to the sale of capacitors in the United States, KEMET agreed to pay an aggregate of $62.0 million to the settlement class of plaintiffs. The Settlement Agreement is subject to court approval. Pursuant to the terms of the Settlement Agreement, KEMET paid $10.0 million into an escrow account on December 6, 2019. The remaining amount will be paid by KEMET within 12 months of the date of the Settlement Agreement. Under the terms of the Settlement Agreement KEMET and KEC did not admit to any violation of any statute or law or any liability or wrongdoing.
The Company recognized the $62.0 million expense in the Consolidated Statements of Operations for the year ended March 31, 2020 in the line item, “Antitrust class action settlements and regulatory costs.” The remaining payable is included in the line item, “Accrued expenses,” in the Consolidated Balance Sheets as of March 31, 2020.
Outlook
For the first quarter of fiscal year 2021, we expect net sales to be within the $278.0 million to $295.0 million range, non-GAAP adjusted gross margin as a percentage of net sales is expected to be between 28.0% and 30.0%, non-GAAP adjusted SG&A expenses are expected to be between $43.0 million and $45.0 million, and R&D expenses are expected to be approximately $12.5 million to $13.5 million. Our non-GAAP adjusted global effective tax rate is expected to be between 35.0% and 39.0%. We expect to spend in the range of $25.0 million to $35.0 million in capital expenditures for the first quarter of fiscal year 2021. The forecast provided for the first quarter of fiscal year 2021 does not include the impact of any unexpected shutdowns.
The Company has presented certain non-GAAP financial measures as projected for the first quarter of fiscal year 2021, including adjusted gross margin as a percentage of net sales, adjusted SG&A expenses, and adjusted global effective tax rate. Reconciliations of GAAP to non-GAAP adjusted gross margin, GAAP to non-GAAP adjusted SG&A expenses, and GAAP to non-GAAP global effective tax rate are not provided. The Company does not forecast GAAP gross margin, GAAP SG&A expenses, and GAAP global effective tax rate as it cannot, without unreasonable effort, estimate or predict with certainty various components of each. These components include stock-based compensation expenses for GAAP gross margin, stock-based compensation expenses and enterprise resource planning (“ERP”) integration costs/IT transition costs for GAAP SG&A expenses, and the timing of nondeductible items and tax reform provisions impacting foreign income for GAAP global effective tax rate. Further, in the future, other items with similar characteristics to those currently included in adjusted gross margin, adjusted SG&A expenses, and adjusted global effective tax rate that have a similar impact on the comparability of periods, and which are not known at this time, may exist and impact adjusted gross margin, adjusted SG&A expenses, and adjusted global effective tax rate.

Off-Balance Sheet Arrangements
As of March 31, 2020, we are not a party to any off-balance sheet financing arrangements that have, or are reasonably likely to have, a current or future material effect on our financial condition, revenues, expenses, results of operations, liquidity, capital expenditures or capital resources.
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
REVENUE RECOGNITION.    The Company recognizes revenue under the guidance provided in Accounting Standard Codification (“ASC”) 606, Revenue from Contracts with Customers (“ASC 606”). Consistent with the terms of ASC 606, the Company records revenue on product sales in the period in which the Company satisfies its performance obligation by transferring control over a product to a customer. The amount of revenue recognized reflects the consideration the Company expects to receive in exchange for transferring products to a customer. Recognized revenue is net of certain sales adjustments common in the industry, including but not limited to:

•	Ship-from-stock and debit (“SFSD”) programs,

•	Price protection programs

•	Product return programs, and

•	Rebate programs
SFSD represents the Company's largest sales program and provides authorized distributors with the flexibility to meet marketplace prices by allowing them, upon a pre-approved case-by-case basis, to adjust their purchased inventory cost to correspond with current market demand. KEMET's SFSD program is specific to certain distributors within the Americas and EMEA regions. Requests for SFSD adjustments are considered on an individual basis, require a pre-approved cost adjustment quote from their local KEMET sales representative, and apply only to a specific customer, part, specified special price amount, specified quantity, and are only valid for a specific period of time. To estimate potential SFSD adjustments corresponding with current period sales, KEMET records an allowance based on historical SFSD credits, distributor inventory levels, and certain accounting assumptions, all of which are reviewed quarterly. We believe this methodology enables us to make reliable estimates of future adjustments under the SFSD program. If the historical SFSD run rates used in our calculation changed by 1% in fiscal year 2020, net sales would have been impacted by $1.2 million.
The Company's sales adjustments are recognized as a reduction in the line item “Net sales” on the Consolidated Statements of Operations, while the associated allowances are included in the line item “Accounts receivable, net” on the Consolidated Balance Sheets. Estimates used in determining allowances are subject to various factors. This includes, but is not limited to, changes in economic conditions, pricing changes, product demand, inventory levels in the supply chain, the effects of technological change, and other variables that might result in changes to the Company’s estimates.
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
We base our assumptions on either historical or market data that we consider reasonable. Variations in these assumptions could have a significant effect on the amounts reported in Consolidated Balance Sheets and the Consolidated Statements of Operations. The most critical assumption relates to the discount rate. A 25 basis point increase or decrease in the weighted average discount rate would result in changes to the projected benefit obligation of ($3.7) million and $4.0 million, respectively.
GOODWILL, INTANGIBLE ASSETS, AND PROPERTY, PLANT, AND EQUIPMENT. Intangible assets are classified into three categories: (i) goodwill; (ii) intangible assets with indefinite useful lives not subject to amortization; and (iii) intangible assets with definite useful lives subject to amortization. For goodwill and intangible assets with indefinite useful lives, tests for impairment must be performed at least annually, or more frequently if events or circumstances indicate that an asset may be impaired. For intangible assets with definite useful lives, tests for impairment must be performed if conditions exist that indicate the carrying value may not be recoverable.
For goodwill, the Company has the option to perform a qualitative assessment rather than completing the impairment test. The Company must assess whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount. If the Company concludes that this is the case, it must perform the testing discussed below. Otherwise, the Company does not need to perform any further assessment. The Company assesses its goodwill for impairment and performs testing, if necessary, as of the first day of the fourth fiscal quarter.
We evaluate our goodwill on a reporting unit basis. This requires us to estimate the fair value of the reporting units based on the future net cash flows expected to be generated. The impairment test, if deemed necessary, involves a comparison of the fair value of each reporting unit, with the corresponding carrying amounts. If the reporting unit’s carrying amount exceeds its fair value, then an indication exists that the reporting unit’s goodwill may be impaired. The impairment to be recognized is measured by the amount by which the carrying value of the reporting unit’s goodwill being measured exceeds its implied fair value. The implied fair value of goodwill is the excess of the fair value of the reporting unit over the sum of the amounts assigned to identified net assets. As a result, the implied fair value of goodwill is generally the residual amount that results from subtracting the value of net assets including all tangible assets and identified intangible assets from the fair value of the reporting unit’s fair value. We determine the fair value of our reporting units using an income-based, discounted cash flow (“DCF”) analysis, and market-based approaches (Guideline Publicly Traded Company Method and Guideline Transaction Method) which examine transactions in the marketplace involving the sale of the stocks of similar publicly-owned companies, or the sale of entire companies engaged in operations similar to KEMET. In addition to the above described reporting unit valuation techniques, our goodwill impairment assessment also considers our aggregate fair value based upon the value of our outstanding shares of common stock.
Our goodwill balance of $41.2 million is comprised of $35.6 million related to KBP, which is within the Tantalum reporting unit, $4.7 million related to IntelliData, which is a corporate asset, and $0.9 million related to Novasentis, which is within the Film and Electrolytic reporting unit. As part of our annual impairment testing, if deemed necessary, we determine the fair value of the relevant reporting unit(s) using an income-based, DCF analysis for KBP at the Tantalum product line level and for Novasentis at the Film and Electrolytic reportable segment level. An internal rate of return analysis is performed for IntelliData.

Significant assumptions used in a DCF analysis are:

•	the discount rate based on the weighted average cost of capital (“WACC”),

•	estimated sales growth rates, and

•	the estimated market price and production cost for tantalum products
Our WACC is determined through market comparisons combined with small stock and equity risk premiums. Tantalum’s sales growth rates are estimated through KEMET’s three-year strategic plan.
For indefinite-lived intangible assets, the Company has the option to perform a qualitative assessment rather than completing the impairment test. The Company must assess whether it is more likely than not that the fair value of the intangible asset is less than its carrying amount. If the Company concludes that this is the case, it must perform the testing described below. Otherwise, the Company does not need to perform any further assessment. If deemed necessary, the Company tests its indefinite-lived intangible assets (trademarks) for impairment annually, or more frequently if events or circumstances indicate that an asset may be impaired. The Company performs these annual impairment tests as of the first day of our fourth fiscal quarter. We evaluate the value of our trademarks using an income-based, relief from royalty analysis.
Definite-lived intangible assets subject to amortization and property, plant, and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or group of assets may not be recoverable.
Tests for the recoverability, when necessary, of a definite-lived intangible asset, property, plant, and equipment, and other long-lived assets are performed by comparing the carrying amount of the asset to the sum of the estimated future undiscounted cash flows expected to be generated by the asset. In estimating the future undiscounted cash flows, we use future projections of cash flows directly associated with, and which are expected to arise as a direct result of, the use and eventual disposition of the assets. These assumptions include, among other estimates, periods of operation and projections of sales and cost of sales. Changes in any of these estimates could have a material effect on the estimated future undiscounted cash flows expected to be generated by the asset. If it is determined that the book value of an asset is not recoverable, an impairment loss would be calculated equal to the excess of the carrying amount of the asset over its fair value. The fair value is calculated as the discounted cash flows of the underlying assets.
INCOME TAXES.    Tax regulations requires items to be included in the tax return at different times than when these items are reflected in the consolidated financial statements. As a result, the annual effective tax rate reflected in our consolidated financial statements is different from that reported in our tax return (our cash tax rate). Some of these differences are permanent, such as expenses that are not deductible in our tax return, and some differences reverse over time, such as depreciation expense. These timing differences create deferred tax assets and liabilities. Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the fiscal years in which those temporary differences are expected to be recovered or settled. The Company periodically evaluates its net deferred tax assets based on an assessment of historical performance, ability to forecast future events, and the likelihood that the Company will realize the benefits through future taxable income. Valuation allowances are recorded to reduce the net deferred tax assets to the amount that is more likely than not to be realized. For interim reporting purposes, the Company records income taxes based on the expected annual effective income tax rate, taking into consideration global forecasted tax results and the effect of discrete tax events. The Company makes certain estimates and judgments in the calculation for the provision for income taxes, in the resulting tax liabilities, and in the recoverability of deferred tax assets. All deferred tax assets are reported as noncurrent in the Consolidated Balance Sheets.
We believe that it is more likely than not that a portion of the deferred tax assets in various jurisdictions will not be realized, based on the scheduled reversal of deferred tax liabilities, the recent history of cumulative losses, and the insufficient evidence of projected future taxable income to overcome the loss history. Therefore, we have provided a valuation allowance related to benefits from income taxes. We continue to have net deferred tax assets (future tax benefits) in several jurisdictions which we expect to realize, assuming, based on certain estimates and assumptions, sufficient taxable income can be generated to utilize these deferred tax benefits. If these estimates and related assumptions change in the future, we may be required to reduce the value of the deferred tax assets resulting in additional tax expense.
Differences between the provision for income taxes on earnings from continuing operations and the amount computed using the U.S. Federal statutory income tax rate are primarily due to the tax on foreign earnings, non-deductible permanent differences, and differences due to U.S. and foreign tax law changes.
The accounting rules require that we recognize, in our financial statements, the impact of a tax position, if that position is “more likely than not” of not being sustained on audit, based on the technical merits of the position. Accruals for estimated interest and penalties are recorded as a component of income tax expense.

To the extent that the provision for income taxes changed by 1.0% of income before income taxes, consolidated net income would have changed by $0.8 million in fiscal year 2020.
STOCK-BASED COMPENSATION. Stock-based compensation for stock options is estimated on the date of grant using the Black-Scholes option-pricing model. The Black-Scholes model considers volatility in the price of the Company’s stock, the risk-free interest rate, the estimated life of the equity-based award, the closing market price of the Company’s stock on the grant date and the exercise price. The estimates utilized in the Black-Scholes calculation involve inherent uncertainties and the application of management judgment. The Company's stock options were fully expensed during the fiscal year ended March 31, 2017. Upon adoption of Accounting Standard Update (“ASU”) No. 2016-09, Compensation Stock-Compensation, the Company elected to discontinue estimating forfeitures. Stock-based compensation cost for restricted stock is measured based on the closing fair market value of the Company’s common stock on the date of grant. The Company recognizes stock-based compensation cost for arrangements with cliff vesting as expense ratably on a straight-line basis over the requisite service period. The Company recognizes stock-based compensation cost for arrangements with graded vesting as expense on an accelerated basis over the requisite service period.
Results of Operations
Historically, revenues and earnings may or may not be representative of future operating results due to various economic and other factors. The following table sets forth the Consolidated Statements of Operations for the periods indicated (amounts in thousands):

	Fiscal Years Ended March 31,
	2020	2019	2018
Net sales	$1,260,554	$1,382,818	$1,200,181
Operating costs and expenses:
Cost of sales	840,066	924,276	860,744
Selling, general and administrative expenses	194,766	202,642	173,620
Research and development	49,264	44,612	39,114
Restructuring charges	8,882	8,779	14,843
(Gain) loss on write down and disposal of long-lived assets	19,710	1,660	(992)
Total operating costs and expenses	1,112,688	1,181,969	1,087,329
Operating income	147,866	200,849	112,852
Non-operating (income) expense:
Interest income	(3,325)	(2,035)	(809)
Interest expense	11,021	21,239	32,882
Acquisition (gain) loss	—	—	(130,880)
Antitrust class action settlements and regulatory costs	64,695	6,701	9,900
Other (income) expense, net	(4,356)	4,513	14,692
Income before income taxes and equity income (loss) from equity method investments	79,831	170,431	187,067
Income tax expense (benefit)	38,526	(39,460)	9,132
Income before equity income (loss) from equity method investments	41,305	209,891	177,935
Equity income (loss) from equity method investments	76	(3,304)	76,192
Net income	$41,381	$206,587	$254,127

Consolidated Comparison of Fiscal Year 2020 to Fiscal Year 2019
Net Sales
Net sales of $1.3 billion in fiscal year 2020 decreased $122.3 million from $1.4 billion in fiscal year 2019. Solid Capacitor net sales decreased $49.8 million, Film and Electrolytic net sales decreased $30.4 million, and MSA net sales decreased $42.1 million.
The decrease in Solid Capacitors net sales was driven by a $67.6 million decrease in Tantalum net sales, which was partially offset by a $17.8 million increase in Ceramics net sales. The decrease in Tantalum net sales was primarily due to a $56.6 million decrease in distributor net sales across all regions except for the JPKO region, a $12.4 million decrease in EMS net sales in the Americas and EMEA regions, and a $7.3 million decrease in OEM net sales across all regions except for the Americas regions. These decreases in Tantalum net sales were partially offset by a $5.1 million increase in distributor net sales in the JPKO region, a $1.9 million increase in EMS net sales in the APAC region, and a $1.8 million increase in OEM net sales in the Americas region. The increase in Ceramics net sales was primarily due to a $12.0 million increase in OEM net sales across all regions, a $10.3 million increase in EMS net sales across all regions, and a $5.7 million increase in distributor net sales across the APAC and JPKO regions. These increases in Ceramics net sales were partially offset by a $10.2 million decrease in distributor net sales across the Americas and EMEA regions. Solid Capacitors net sales was unfavorably impacted by $4.6 million from foreign currency exchange due to the change in the value of the Euro compared to the U.S. Dollar.
The decrease in Film and Electrolytic net sales was driven by a $21.1 million decrease in distributor net sales across all regions except for the JPKO region, an $11.5 million decrease in OEM net sales across the EMEA and JPKO regions, and a $2.1 million decrease in EMS net sales in the EMEA region. These decreases in net sales were partially offset by a $3.2 million increase in EMS net sales across the Americas and APAC regions, a $0.6 million increase in distributor net sales in the JPKO region, and a $0.5 million increase in OEM net sales across the Americas and APAC regions. Film and Electrolytic net sales was unfavorably impacted by $5.2 million from foreign currency exchange due to the change in the value of the Euro compared the U.S. Dollar.
The decrease in MSA net sales was driven by a $41.3 million decrease in OEM net sales across all regions except for the EMEA region, a $1.4 million decrease in EMS net sales across all regions, and a $0.8 million decrease in distributor net sales in the APAC region. These decreases in net sales were partially offset by a $1.2 million increase in distributor net sales across the Americas and EMEA regions. MSA net sales was favorably impacted by $2.5 million from foreign currency exchange due to the change in the value of the Japanese Yen compared to the U.S. dollar.
In fiscal years 2020 and 2019, net sales by channel and the percentages of net sales by region to total net sales were as follows (dollars in thousands):

	Fiscal Year 2020		Fiscal Year 2019
	Net Sales	% of Total	Net Sales	% of Total
APAC	$509,161	40.4%	$533,340	38.6%
Americas	296,929	23.6%	337,842	24.4%
EMEA	276,477	21.9%	315,535	22.8%
JPKO	177,987	14.1%	196,101	14.2%
Total	$1,260,554		$1,382,818
In fiscal years 2020 and 2019, the percentages of net sales by channel to total net sales were as follows (dollars in thousands):

	Fiscal Year 2020		Fiscal Year 2019
	Net Sales	% of Total	Net Sales	% of Total
OEM	$552,629	43.8%	$598,306	43.3%
Distributor	508,536	40.4%	584,618	42.2%
EMS	199,389	15.8%	199,894	14.5%
Total	$1,260,554		$1,382,818
Gross Margin
Gross margin for the fiscal year ended March 31, 2020 of $420.5 million (33.4% of net sales) decreased $38.1 million from $458.5 million (33.2% of net sales) in the prior fiscal year. Gross margin as a percentage of net sales improved 20 basis points in the year-to-year period comparison.

Solid Capacitors gross margin decreased $10.1 million primarily due to a decrease in net sales. The decrease in gross margin due to the decrease in net sales was substantially offset by continued variable margin improvement resulting from manufacturing process improvements, vertical integration, and ongoing restructuring activities, as well as a favorable shift in sales mix and channel. Price increases for certain products also contributed to a higher margin on a number of products.
Film and Electrolytic gross margin decreased $12.2 million primarily due to a decrease in net sales caused by a softening in the industrial and automotive market, and an unfavorable change in sales channel and region mix.
MSA gross margin decreased $15.7 million primarily due to a decrease in net sales and an unfavorable shift in sales mix.
Selling, General and Administrative Expenses (“SG&A”)
SG&A expenses of $194.8 million (15.5% of net sales) for fiscal year 2020 decreased $7.9 million compared to $202.6 million (14.7% of net sales) for fiscal year 2019. The decrease was mainly attributed to a $15.7 million decrease in payroll expenses, mainly due to a decrease in incentive compensation, a $2.1 million decrease in travel expenses, and a $2.1 million decrease in consultants and contractors expenses. This decrease was partially offset by $7.1 million in Merger-related expenses incurred during fiscal year 2020 compared to no such expenses during fiscal year 2019. In addition, a $2.5 million increase in depreciation and amortization expense and a $2.4 million increase in professional fees unfavorably impacted SG&A expenses in fiscal year 2020 compared to fiscal year 2019.
Research and Development
R&D expenses of $49.3 million (3.9% of net sales) for fiscal year 2020 increased $4.7 million compared to $44.6 million (3.2% of net sales) for fiscal year 2019. The increase was primarily related to a $4.1 million increase in payroll expenses, driven by an increase in headcount related to the Novasentis acquisition in the current fiscal year, and a $0.6 million increase in materials and supplies expenses.
Loss on Write Down and Disposal of Long-Lived Assets
During fiscal year 2020, KEMET recorded a net loss on the write down and disposal of long-lived assets of $19.7 million, which was comprised of $18.9 million in impairment charges and $0.8 million in net losses on the sale and disposal of long-lived assets. The impairment charges of $18.9 million consisted of (i) an $8.9 million impairment of previously capitalized IT application development costs related to a hosted arrangement that was abandoned; (ii) a $6.1 million impairment of buildings and equipment related to the Film and Electrolytic plant in Italy, which is operating significantly under capacity; (iii) a $1.4 million impairment related to under-utilized Solid Capacitors' equipment at the Thailand plant; (iv) a $0.9 million impairment of the Film and Electrolytic building in Sweden due to the relocation of operations to Portugal; and (v) a $0.8 million impairment related to an idle facility in Japan.
During fiscal year 2019, the Company recorded a net loss on the write down and disposal of long-lived assets of $1.7 million, which was comprised of $0.7 million of impairment charges and $1.0 million in net losses on the sale and disposal of long-lived assets. The impairment charges were primarily related to the write down of idle land and machinery of $0.5 million and $0.2 million, respectively, at TOKIN. The $1.0 million net loss on the sale and disposal of long-lived assets primarily consisted of the disposal of furniture and fixtures resulting from the Company relocation of its corporate headquarters to Fort Lauderdale, Florida and the disposal of old machinery that was no longer being used.

Restructuring Charges
The Company has implemented restructuring plans, which include programs to increase competitiveness by removing excess capacity, relocating production to lower cost locations, and eliminating unnecessary costs throughout the Company. Significant restructuring plans that occurred during the fiscal year ended March 31, 2020 are summarized below:

		Total expected to be incurred		Incurred during year ended March 31, 2020		Cumulative incurred to date
Restructuring Plan	Segment	Personnel Reduction Costs	Relocation & Exit Costs	Personnel Reduction Costs	Relocation & Exit Costs	Personnel Reduction Costs	Relocation & Exit Costs
Tantalum powder facility relocation (1)	Solid Capacitors	1,107	2,606	1,107	(777)	1,107	2,580
Axial electrolytic production relocation from Granna to Evora	Film and Electrolytic	732	4,313	732	2,018	732	4,313
TOKIN Japan fixed cost reduction (2)	MSA and Corporate	5,729	—	5,021	—	5,021	—
All Other	Corporate, Film and Electrolytic	1,505	432	758	23	1,198	432
______________________________________________________________________________
(1) The credit to relocation and exit costs during the fiscal year ended March 31, 2020 was due to the recovery of costs related to the sale of tantalum that was recovered (“tantalum reclaim”) as part of the plant exit activities.
(2) Personnel reduction costs of 5.0 million for the fiscal year ended March 31, 2020 are comprised of $3.5 million and $1.5 million in the MSA segment and corporate respectively.
Restructuring charges of $8.9 million in fiscal year 2020 increased $0.1 million from $8.8 million in fiscal year 2019.
The restructuring charges for the fiscal year ended March 31, 2020, are comprised of $7.6 million in personnel reduction costs and $1.3 million in relocation and exit costs.
The personnel reduction costs of $7.6 million were primarily due to $5.0 million in severance charges due to headcount reductions at TOKIN Japan as part of a fixed cost reduction plan, $1.1 million in severance charges resulting from the closing of the tantalum powder facility in Carson City, Nevada, $0.7 million in severance charges resulting from the closing of the Granna, Sweden manufacturing plant as axial electrolytic production was moved to the plant in Evora, Portugal, and $0.5 million in severance charges related to personnel reductions resulting from a reorganization of Film and Electrolytic's management structure.
The relocation and exit costs of $1.3 million were primarily related to $2.0 million in costs resulting from the relocation of axial electrolytic production equipment from the Company's plant in Granna, Sweden to its plant in Evora, Portugal. This expense was partially offset by a $0.8 million credit related to tantalum reclaim at the tantalum powder facility in Carson City, Nevada.
The Company incurred $8.8 million in restructuring charges in the fiscal year ended March 31, 2019, including $2.8 million in personnel reduction costs and $6.0 million in relocation and exit costs.
The personnel reduction costs of $2.8 million were primarily due to $0.9 million in costs related to headcount reductions in the TOKIN legacy group across various internal and operational functions, $0.3 million in severance charges related to personnel reductions in the Film and Electrolytic reportable segment resulting from a reorganization of the segment's management structure, and $1.6 million in severance charges related to headcount reductions in the Tantalum product line due to a decline in MnO2 sales.
The relocation and exit costs of $6.0 million were primarily due to $3.4 million in costs related to the Company's relocation of its tantalum powder equipment from Carson City, Nevada to its plant in Matamoros, Mexico and $2.3 million in costs related to the relocation of axial electrolytic production equipment from Granna, Sweden to its plant in Evora, Portugal.
Operating Income
Operating income for fiscal year 2020 of $147.9 million declined $53.0 million compared to operating income of $200.8 million in fiscal year 2019. The decrease in operating income was primarily due to a $38.1 million decrease in gross margin, a $18.1 million increase in net loss on write down and disposal of long-lived assets, a $4.7 million increase in R&D expenses, and a $0.1 million increase in restructuring charges. These unfavorable changes to operating income were partially offset by a $7.9 million decrease in SG&A expenses.

Non-Operating (Income) Expense, net
Non-operating expense, net was $68.0 million in fiscal year 2020 compared to non-operating expense, net of $30.4 million in fiscal year 2019. The $37.6 million increase in non-operating expense, net was primarily attributable to a $58.0 million increase in antitrust class action settlements and regulatory costs. Also contributing to the increase in non-operating expense, net was a $2.9 million decrease in R&D grant reimbursements and grant income, a $1.9 million pension curtailment expense that occurred during fiscal year 2020 compared to no such expense in fiscal year 2019, and a $1.7 million unfavorable change in foreign currency exchange (gain) loss, which was primarily due to currency fluctuations in the Euro, Chinese Yuan, Japanese Yen and British Pound. These unfavorable changes were partially offset by a $15.9 million decrease in loss on the early extinguishment of debt. Additionally, net interest expense decreased $11.5 million compared to fiscal year 2019 due to the refinancing of the Company's term loan during fiscal year 2019.
Income Taxes
Income tax expense of $38.5 million for fiscal year 2020 increased by $78.0 million compared to income tax benefit of $39.5 million in fiscal year 2019. Fiscal year 2020 income tax expense was comprised of $19.9 million of U.S. federal income tax expense, $17.2 million of income tax related to foreign operations, and $1.4 million in state income tax expense.
Fiscal year 2019 income tax benefit of $39.5 million was comprised of $50.1 million related to the partial release of valuation allowances in the U.S. and Japan, offset in part by $10.4 million in income tax expense related to foreign operations and $0.2 million in income tax expense related to U.S. operations.
Equity Income (Loss) from Equity Method Investments
Equity income from equity method investments of $0.1 million in fiscal year 2020 had a favorable change of $3.4 million compared to an equity loss of $3.3 million in fiscal year 2019. The favorable change primarily related to a $0.4 million gain associated with the Novasentis acquisition in July 2019 as a result of the Company adjusting its investment balance to fair value prior to its acquisition during fiscal year 2020. The Company impaired its investment in Novasentis by $2.7 million during fiscal year 2019, which primarily caused the $3.3 million equity method loss in fiscal year 2019.
Reportable Segment Comparison of Fiscal Year 2020 to Fiscal Year 2019
The following table sets forth the operating income (loss) for each of our reportable segments for the fiscal years 2020 and 2019. The table also sets forth each of the reportable segments’ net sales as a percentage of total net sales and total operating income as a percentage of total net sales (amounts in thousands, except percentages):

	For the Fiscal Years Ended
	March 31, 2020		March 31, 2019
	Amount	% of Total Sales	Amount	% of Total Sales
Net sales
Solid Capacitors	$886,063	70.3%	$935,838	67.7%
Film and Electrolytic	175,803	13.9%	206,240	14.9%
MSA	198,688	15.8%	240,740	17.4%
Total	$1,260,554	100.0%	$1,382,818	100.0%

Operating income (loss)
Solid Capacitors	$345,245		$348,150
Film and Electrolytic	(14,209)		8,183
MSA	13,101		22,546
Corporate	(196,271)		(178,030)
Total	$147,866	11.7%	$200,849	14.5%

Solid Capacitors
The table below sets forth net sales, operating income and operating income as a percentage of net sales for our Solid Capacitors reportable segment for fiscal years 2020 and 2019 (amounts in thousands, except percentages):

	For the Fiscal Years Ended
	March 31, 2020		March 31, 2019
	Amount	% to Net Sales	Amount	% to Net Sales
Tantalum product line net sales	$495,695		$563,255
Ceramic product line net sales	390,368		372,583
Solid Capacitors net sales	$886,063		$935,838
Solid Capacitors operating income	$345,245	39.0%	$348,150	37.2%
Net Sales
Solid Capacitors net sales of $886.1 million in fiscal year 2020 decreased $49.8 million from $935.8 million in fiscal year 2019. Tantalum product line net sales of $495.7 million in fiscal year 2020 decreased $67.6 million from $563.3 million in fiscal year 2019. Ceramic product line net sales of $390.4 million in fiscal year 2020 increased $17.8 million from $372.6 million in fiscal year 2019.
The decrease in Solid Capacitors net sales was driven by a $67.6 million decrease in Tantalum net sales, which was partially offset by a $17.8 million increase in Ceramics net sales. The decrease in Tantalum net sales was primarily due to a $56.6 million decrease in distributor net sales across all regions except for the JPKO region, a $12.4 million decrease in EMS net sales in the Americas and EMEA regions, and a $7.3 million decrease in OEM net sales across all regions except for the Americas regions. These decreases in Tantalum net sales were partially offset by a $5.1 million increase in distributor net sales in the JPKO region, a $1.9 million increase in EMS net sales in the APAC region, and a $1.8 million increase in OEM net sales in the Americas region. The increase in Ceramics net sales was primarily due to a $12.0 million increase in OEM net sales across all regions, a $10.3 million increase in EMS net sales across all regions, and a $5.7 million increase in distributor net sales across the APAC and JPKO regions. These increases in Ceramics net sales were partially offset by a $10.2 million decrease in distributor net sales across the Americas and EMEA regions. Solid Capacitors net sales was unfavorably impacted by $4.6 million from foreign currency exchange due to the change in the value of the Euro compared to the U.S. Dollar.
Reportable Segment Operating Income
Segment operating income of $345.2 million for fiscal year 2020 decreased $2.9 million from $348.2 million for fiscal year 2019. The decrease in operating income was primarily attributable to a decrease in gross margin of $10.1 million, which was driven by a decrease in net sales. The decrease in gross margin due to the decrease in net sales was substantially offset by continued variable margin improvement resulting from manufacturing process improvements, vertical integration, and ongoing restructuring activities, as well as a favorable shift in sales mix and channel. Price increases for certain products also contributed to a higher margin on a number of products. Also contributing to the decrease in operating income was a $1.6 million increase in R&D expenses. These unfavorable changes to operating income were partially offset by a $5.7 million decrease in SG&A expenses, a $4.4 million decrease in restructuring charges, and a $1.3 million decrease in net loss on write down and disposal of long-lived assets during fiscal year 2020 compared to fiscal year 2019.

Film and Electrolytic
The table below sets forth net sales, operating income (loss) and operating income (loss) as a percentage of net sales for our Film and Electrolytic reportable segment for the fiscal years 2020 and 2019 (amounts in thousands, except percentages):

	For the Fiscal Years Ended
	March 31, 2020		March 31, 2019
	Amount	% to Net Sales	Amount	% to Net Sales
Net sales	$175,803		$206,240
Segment operating income (loss)	(14,209)	(8.1)%	8,183	4.0%
Net Sales
Film and Electrolytic net sales of $175.8 million in fiscal year 2020 decreased $30.4 million from $206.2 million in fiscal year 2019. The decrease in net sales was driven by a $21.1 million decrease in distributor net sales across all regions except for the JPKO region, an $11.5 million decrease in OEM net sales across the EMEA and JPKO regions, and a $2.1 million decrease in EMS net sales in the EMEA region. These decreases in net sales were partially offset by a $3.2 million increase in EMS net sales across the Americas and APAC regions, a $0.6 million increase in distributor net sales in the JPKO region, and a $0.5 million increase in OEM net sales across the Americas and APAC regions. Film and Electrolytic net sales was unfavorably impacted by $5.2 million from foreign currency exchange due to the change in the value of the Euro compared the U.S. Dollar.
Reportable Segment Operating Income (Loss)
Segment operating loss of $14.2 million in fiscal year 2020 had a $22.4 million unfavorable change from operating income of $8.2 million in fiscal year 2019. The unfavorable change in operating income was primarily attributable to a $12.2 million decrease in gross margin driven by a decrease in net sales caused by a softening in the industrial and automotive market, and an unfavorable change in sales channel and region mix. The unfavorable change in operating income (loss) was also attributable to a $1.5 million increase in R&D expenses, a $0.7 million increase in restructuring charges, a $7.9 million unfavorable change in (gain) loss on write down and disposal of long-lived assets, and a $0.1 million increase in SG&A expenses.
Electro-Magnetic, Sensors, and Actuators
The following table sets forth net sales, operating income, and operating income as a percentage of net sales for our MSA reportable segment in fiscal years 2020 and 2019 (amounts in thousands, except percentages).

	For the Fiscal Years Ended
	March 31, 2020		March 31, 2019
	Amount	% to Net Sales	Amount	% to Net Sales
Net sales	$198,688		$240,740
Segment operating income	13,101	6.6%	22,546	9.4%
Net Sales
MSA net sales of $198.7 million in fiscal year 2020 decreased $42.1 million from $240.7 million in fiscal year 2019. The decrease in net sales was driven by a $41.3 million decrease in OEM net sales across all regions except for the EMEA region, a $1.4 million decrease in EMS net sales across all regions, and a $0.8 million decrease in distributor net sales in the APAC region. These decreases in net sales were partially offset by a $1.2 million increase in distributor net sales across the Americas and EMEA regions. MSA net sales was favorably impacted by $2.5 million from foreign currency exchange due to the change in the value of the Japanese Yen compared to the U.S. dollar.
Reportable Segment Operating Income
Segment operating income of $13.1 million in fiscal year 2020 decreased $9.4 million from $22.5 million in fiscal year 2019. The decrease in operating income was primarily due to a $15.7 million decrease in gross margin, which was primarily driven by a decrease in net sales and an unfavorable shift in sales mix. A $3.1 million increase in restructuring charges also contributed to the decrease in operating income. This decrease to operating income was partially offset by a $9.2 million decrease in SG&A expenses and a $0.2 million decrease in R&D expenses during fiscal year 2020 compared to fiscal year 2019.

Consolidated Comparison of Fiscal Year 2019 to Fiscal Year 2018
For a discussion of consolidated results for the fiscal year ended March 31, 2019 compared to the fiscal year ended March 31, 2018, refer to Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2019, which is incorporated herein by reference.
Reportable Segment Comparison of Fiscal Year 2019 to Fiscal Year 2018
For a discussion of reportable segment results for the fiscal year ended March 31, 2019 compared to the fiscal year ended March 31, 2018, refer to Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2019, which is incorporated herein by reference.
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
Principal payments on the TOKIN Term Loan Facility are required semi-annually in the amount of JPY 1.4 billion (approximately $12.7 million using the exchange rate as of March 31, 2020), with a final payment of JPY 16.5 billion (approximately $152.0 million using the exchange rate as of March 31, 2020) due upon maturity on September 30, 2024. Interest payments are due semi-annually on the TOKIN Term Loan Facility.
The carrying value of the TOKIN Term Loan Facility at March 31, 2020 and 2019 was $258.7 million and $276.8 million, respectively.
Revolving Line of Credit
The revolving line of credit has a facility amount of up to $75.0 million which is based on factors including outstanding eligible accounts receivable, inventory, and equipment collateral. There were no borrowings under the revolving line of credit during fiscal year 2020, and the Company’s available borrowing capacity under the Loan and Security Agreement was $34.3 million as of March 31, 2020.
Customer Advances
As of March 31, 2020, the Company has received a total of $56.5 million in customer advances (collectively, the “Advances”) from three separate customers. The three customers agreed to make Advances to the Company in an aggregate amount of up to $72.0 million (collectively, the “Customer Capacity Agreements”). The Customer Capacity Agreements are being used to fund the expansion of capacity for various electronic components that are sold to these customers (the “Investments”).
The Advances will be repaid beginning on the date that production from the Investments is sufficient to meet the Company's obligations under the agreements with the Customers. Repayments will be made on a quarterly basis as determined by calculations that generally consider the number of components purchased by the Customers during the quarter. Repayments based on the calculations will continue until either the Advances are repaid in full, or December 31, 2038 for all three Customers. The Company has a quarterly repayment cap in the agreement with each of the Customers and is not required to make any quarterly repayments to the Customers that in the aggregate exceeds $1.8 million. If the Customers do not purchase a minimum number of components that would require full repayment of the Advances by December 31, 2038, then the Advances shall be deemed repaid in full. Additionally, if the Customers do not purchase a minimum number of components that would require a payment on the Advances for a period of 16 consecutive quarters, the Advances shall be deemed repaid in full.

The carrying value of these Advances was $56.5 million and $13.4 million as of March 31, 2020 and 2019, respectively. During fiscal year 2020, the Company had $42.8 million in capital expenditures related to the Customer Capacity Agreements.
Short-term Liquidity
Cash and cash equivalents of $222.4 million as of March 31, 2020 increased $14.5 million from $207.9 million as of March 31, 2019. Our net working capital (current assets less current liabilities) of $343.8 million decreased $19.8 million from $363.6 million as of March 31, 2019, with the decrease primarily due to an increase in accrued expenses related to anti-trust settlements. Cash and cash equivalents held by our foreign subsidiaries totaled $137.1 million and $139.6 million at March 31, 2020 and 2019, respectively. We currently do not intend nor foresee a need to repatriate cash and cash equivalents held by foreign subsidiaries. If these funds are needed for our operations in the U.S., we may be required to accrue U.S. withholding taxes on the distributed foreign earnings.
Based on our current operating plans, we believe cash and cash equivalents, including expected cash generated from operations, are sufficient to fund our operating requirements for at least the next twelve months, including $5.9 million in interest payments, $29.1 million in debt principal payments, $54.3 million in antitrust settlement payments, $50.0 million to $75.0 million in capital expenditures, excluding approximately $15.0 million to $18.0 million of customer-funded capacity expansion related to Customer Capacity Agreements, and $1.7 million in restructuring payments. The Company's expected capital expenditures in fiscal year 2021 mainly relate to the Company's continued plan of capacity expansion to support future growth, and to improve our information technology infrastructure around the world. As of March 31, 2020, our borrowing capacity, which is based on factors including outstanding eligible accounts receivable, inventory and equipment collateral, under the revolving line of credit was $34.3 million. The revolving line of credit expires on April 28, 2022.
Cash and cash equivalents increased by $14.5 million during the year ended March 31, 2020, as compared to a decrease of $78.9 million during the year ended March 31, 2019 and an increase of $177.1 million during the year ended March 31, 2018 as follows (amounts in thousands):

	Fiscal Years Ended March 31,
	2020	2019	2018
Net cash provided by (used in) operating activities	$158,856	$131,731	$120,761
Net cash provided by (used in) investing activities	(143,313)	(147,012)	102,364
Net cash provided by (used in) financing activities	8,814	(56,657)	(55,798)
Effect of foreign currency fluctuations on cash	(1,812)	(6,990)	9,745
Net increase (decrease) in cash, cash equivalents, and restricted cash	22,545	(78,928)	177,072
Less: restricted cash at the end of the year	8,064	—	—
Net increase (decrease) in cash and cash equivalents	$14,481	$(78,928)	$177,072
Operating Cash Flow Activities
During fiscal years 2020, 2019, and 2018, cash provided by operating activities totaled $158.9 million, $131.7 million, and $120.8 million, respectively.
During fiscal year 2020, cash provided by operating activities was $27.1 million higher than fiscal year 2019 due to a lower use of net working capital (excluding cash), which positively impacted operating cash flows. This favorable change was partially offset by lower cash-generating income.
During fiscal year 2019, cash provided by operating activities was $11.0 million higher than fiscal year 2018 due to higher cash-generating income. This favorable change was partially offset by an increase in net working capital (excluding cash), which negatively impacted operating cash flows.
Investing Cash Flow Activities
During fiscal years 2020, 2019, and 2018, cash provided by (used in) investing activities totaled $(143.3) million, $(147.0) million, and $102.4 million, respectively.

During fiscal year 2020, cash used in investing activities included capital expenditures of $146.3 million, primarily related to expanding capacity at our manufacturing facilities in Mexico, China, Thailand and Japan, as well as information technology projects across the world. Of the $146.3 million capital expenditures, $42.8 million related to the Customer Capacity Agreements. Additionally, the Company invested $5.0 million in the form of capital contributions to KEMET Jianghai and used $1.3 million in cash to purchase the remaining ownership interests in Novasentis. Partially offsetting these uses of cash was the receipt of $8.9 million from the periodic settlements of a net investment hedge and $0.4 million in dividends from our equity method investments.
During fiscal year 2019, cash used in investing activities included capital expenditures of $146.1 million, primarily related to expanding capacity at our manufacturing facilities in Mexico, Portugal, China, Thailand and Japan, as well as information technology projects in the United States and Mexico. Of the $146.1 million in capital expenditures, $16.3 million related to the Customer Capacity Agreements. Additionally, the Company invested $4.0 million in the form of capital contributions to KEMET Jianghai and Novasentis. Partially offsetting these uses of cash were $2.3 million in proceeds from asset sales and $0.8 million in dividend proceeds.
Financing Cash Flow Activities
During fiscal years 2020, 2019, and 2018, cash provided by (used in) financing activities totaled $8.8 million, $(56.7) million, and $(55.8) million, respectively.
During fiscal year 2020, the Company received $43.1 million in customer advances related to Customer Capacity Agreements. Additionally, we received $6.5 million upon the termination of cross-currency swaps designated as fair value hedges, and we received $0.3 million in proceeds from the exercise of stock options. Partially offsetting these cash inflows was $26.9 million in payments on long term debt, $5.8 million in dividend payments for two quarters, $7.0 million in payments for the periodic settlement of cross-currency swaps designated as cash flow hedges, and $1.5 million in principal payments on finance leases.
During fiscal year 2019, the Company received $281.8 million in proceeds from the TOKIN Term Loan Facility, net of discount, bank issuance costs, and other indirect issuance costs, $13.4 million in customer advances related to Customer Capacity Agreements, received proceeds on an interest free loan from the Portuguese Government of $1.1 million, and received $0.5 million in cash proceeds from the exercise of stock options. The Company made $344.5 million in payments on long term debt, including two quarterly principal payments on the Term Loan Credit Agreement of $4.3 million, for a total of $8.6 million, $323.4 million to repay the remaining balance on the Term Loan Credit Agreement, and one principal payment on the TOKIN Term Loan Facility of $12.4 million. An early payment premium on the Term Loan Credit Agreement used $3.2 million in cash. Lastly, the Company paid two quarterly cash dividends for a total of $5.8 million.

Commitments
At March 31, 2020, the Company's contractual liabilities, including payments due by period, were as follows (amounts in thousands):

	Payment Due by Period
Contractual obligations	Total	Year 1	Years 2 - 3	Years 4 - 5	More than 5 years
Debt obligations (1)	$272,618	$29,111	$51,942	$191,311	$254
Pension and other post-retirement benefits (2)	93,661	6,486	15,327	19,081	52,767
Contract liabilities (3)	56,506	—	9,000	14,400	33,106
Antitrust settlements and regulatory costs (4)	54,310	54,310	—	—	—
Operating lease obligations (5)	35,711	8,921	10,914	6,558	9,318
Purchase commitments	29,055	29,055	—	—	—
Interest obligations (1)	22,341	5,918	10,190	6,233	—
Employee separation liability	7,044	487	657	657	5,243
Finance lease obligations (5)	3,195	1,376	1,542	202	75
Restructuring liability	1,833	1,744	89	—	—
Total	$576,274	$137,408	$99,661	$238,442	$100,763
______________________________________________________________________________
(1) Refer to Note 4, “Debt” for additional information.
(2) Reflects expected benefit payments through fiscal year 2030.
(3) Repayment of the Customer Advances assumes the customers purchase products in a quantity sufficient to require the maximum permitted quarterly repayment allowed per the agreements. Repayment timing and amounts are estimates and are subject to change based upon actual and estimated product purchases by the customers in these agreements. Refer to the contract liabilities section in Note 1, “Organization and significant accounting policies” for additional information.
(4) In addition to amounts reflected in the table, an additional $23.1 million has been recorded in the line item "Accrued expenses," for which the timing of payment has not been determined.
(5) Refer to Note 14, “Leases” for additional information.
Uncertain Income Tax Positions
We have recognized a liability for our unrecognized uncertain income tax positions of approximately $6.3 million as of March 31, 2020. The ultimate resolution and timing of payment for remaining matters continues to be uncertain and are, therefore, excluded from the above table.
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

The following table provides a reconciliation from non-GAAP adjusted gross margin to GAAP gross margin, the most directly comparable GAAP measure (amounts in thousands, except percentages):

	Fiscal Years Ended March 31,
	2020	2019	2018
Net sales	$1,260,554	$1,382,818	$1,200,181
Cost of sales	840,066	924,276	860,744
Gross Margin (GAAP)	420,488	458,542	339,437
Gross margin as a % of net sales	33.4%	33.2%	28.3%
Non-GAAP adjustments:
Plant start-up costs	369	(927)	929
Stock-based compensation expense	3,843	2,756	1,519
Adjusted gross margin (non-GAAP)	$424,700	$460,371	$341,885
Adjusted gross margin as a % of net sales	33.7%	33.3%	28.5%
The following table provides a reconciliation from non-GAAP adjusted SG&A expenses to GAAP SG&A expenses, the most directly comparable GAAP measure (amounts in thousands):

	Fiscal Years Ended March 31,
	2020	2019	2018
SG&A expenses (GAAP)	$194,766	$202,642	$173,620
Non-GAAP adjustments:
ERP integration costs/IT transition costs	6,282	8,813	80
Stock-based compensation expense	7,803	9,751	5,890
Legal expenses related to antitrust class actions	5,454	5,195	6,736
Merger related expenses	7,119	—	—
Contingent consideration fair value adjustment	127	—	—
Adjusted SG&A expenses (non-GAAP)	$167,981	$178,883	$160,914
The following table provides a reconciliation from non-GAAP adjusted operating income to GAAP operating income, the most directly comparable GAAP measure (amounts in thousands):

	Fiscal Years Ended March 31,
	2020	2019	2018
Operating income (GAAP)	$147,866	$200,849	$112,852
Non-GAAP adjustments:
(Gain) loss on write down and disposal of long-lived assets	19,710	1,660	(992)
ERP integration costs/IT transition costs	6,282	8,813	80
Stock-based compensation	12,084	12,866	7,657
Restructuring charges	8,882	8,779	14,843
Legal expenses related to antitrust class actions	5,454	5,195	6,736
Plant start-up costs	369	(927)	929
Merger related expenses	7,119	—	—
Contingent consideration fair value adjustment	127	—	—
Adjusted operating income (non-GAAP)	$207,893	$237,235	$142,105

The following table provides a reconciliation from non-GAAP adjusted net income to GAAP net income, the most directly comparable GAAP measure (amounts in thousands):

	Fiscal Years Ended March 31,
	2020	2019	2018
Net income (GAAP)	$41,381	$206,587	$254,127
Non-GAAP adjustments:
Equity (income) loss from equity method investments	(76)	3,304	(76,192)
Acquisition (gain) loss	—	—	(130,880)
(Gain) loss on write down and disposal of long-lived assets	19,710	1,660	(992)
Restructuring charges	8,882	8,779	14,843
R&D grant reimbursements and grant income	(1,595)	(4,559)	—
ERP integration costs/IT transition costs	6,282	8,813	80
Stock-based compensation	12,084	12,866	7,657
Settlements, regulatory costs, and legal expenses related to antitrust class actions	70,149	11,896	16,636
Net foreign exchange (gain) loss	(6,762)	(7,230)	13,145
Plant start-up costs	369	(927)	929
Loss on early extinguishment of debt	—	15,946	486
Write off of debt issuance costs	453	—	—
Merger related expenses	7,119	—	—
Curtailment/settlement expense on defined benefit pension plans	1,949	—	—
Unrealized (gain) loss on equity securities	(705)	—	—
Contingent consideration fair value adjustment	127	—	—
Income tax effect of non-GAAP adjustments	(22,085)	(50,012)	(30)
Adjusted net income (non-GAAP)	$137,282	$207,123	$99,809

The following table provides a reconciliation from EBITDA and non-GAAP adjusted EBITDA to GAAP net income, the most directly comparable GAAP measure (amounts in thousands):

	Fiscal Years Ended March 31,
	2020	2019	2018
Net income (U.S. GAAP)	$41,381	$206,587	$254,127
Non-GAAP adjustments:
Income tax expense (benefit)	38,526	(39,460)	9,132
Interest expense, net	7,696	19,204	32,073
Depreciation and amortization	62,819	52,628	50,661
EBITDA (non-GAAP)	150,422	238,959	345,993
Excluding the following items:
Equity (income) loss from equity method investments	(76)	3,304	(76,192)
Acquisition (gain) loss	—	—	(130,880)
(Gain) loss on write down and disposal of long-lived assets	19,710	1,660	(992)
ERP integration costs/IT transition costs	6,282	8,813	80
Stock-based compensation	12,084	12,866	7,657
Restructuring charges	8,882	8,779	14,843
R&D grant reimbursements and grant income	(1,595)	(4,559)	—
Settlements, regulatory costs, and legal expenses related to antitrust class actions	70,149	11,896	16,636
Net foreign exchange (gain) loss	(6,762)	(7,230)	13,145
Plant start-up costs	369	(927)	929
Loss on early extinguishment of debt	—	15,946	486
Write off of debt issuance costs	453	—	—
Merger related expenses	7,119	—	—
Curtailment/settlement expense on defined benefit pension plans	1,949	—	—
Unrealized (gain) loss on equity securities	(705)	—	—
Contingent consideration fair value adjustment	127	—	—
Adjusted EBITDA (non-GAAP)	$268,408	$289,507	$191,705
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
Adjusted operating income represents operating income, excluding adjustments which are outlined in the quantitative reconciliation provided above. We use adjusted operating income to facilitate our analysis and understanding of our business operations by excluding the items outlined in the quantitative reconciliation provided above which might otherwise make comparisons of our ongoing business with prior periods more difficult and obscure trends in ongoing operations. The Company believes that adjusted operating income is useful to investors to provide a supplemental way to understand our underlying operating performance and allows investors to monitor and understand changes in our ability to generate income from ongoing business operations. Adjusted operating income should not be considered as an alternative to operating income or any other performance measure derived in accordance with GAAP.
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
Recent Accounting Pronouncements
Recently Adopted Accounting Pronouncements
On April 1, 2019, the Company early adopted ASU No. 2018-15, Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract. This ASU amends the definition of a hosting arrangement and requires a customer in a hosting arrangement that is a service contract to capitalize certain implementation costs as if the arrangement was an internal-use software project. Under this ASU, a customer will apply ASC 350-40 to determine whether to capitalize implementation costs of the cloud computing arrangement that is a service contract or expense them as incurred. The Company early adopted this ASU in the first quarter of fiscal year 2020 and applied the ASU prospectively to implementation costs incurred after April 1, 2019. The adoption of this ASU did not have a material impact on our Consolidated Financial Statements.
On April 1, 2019, the Company adopted Topic 842, as amended, which superseded the lease accounting guidance under Topic 840, and generally requires lessees to recognize operating and financing lease liabilities and corresponding ROU assets on the balance sheet and to provide enhanced disclosures surrounding the amount, timing, and uncertainty of cash flows arising from leasing arrangements. The Company adopted the new guidance using the modified retrospective transition approach by applying the standard to all leases existing as of the date of the initial application and not restating comparative periods. The most significant impact was the recognition of ROU assets and lease liabilities for operating leases, while our accounting for finance leases remained substantially unchanged. For information regarding the impact of Topic 842 adoption, see “Significant Accounting Policies - Leases” in Note 1, "Organization and significant accounting policies” and Note 14, "Leases."
Recent Accounting Pronouncements Not Yet Adopted
In March 2020, the Financial Accounting Standards Board (“FASB”) issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”) to provide temporary optional expedients and exceptions to the contract modifications, hedge relationships, and other transactions affected by reference rate reform if certain criteria are met. This ASU, which was effective upon issuance and may be applied through December 31, 2022, is applicable to all contracts and hedging relationships that reference the London Interbank Offered Rate or any other reference rate expected to be discontinued. The Company is currently evaluating the impact of this ASU on our Consolidated Financial Statements.
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which simplifies the accounting for income taxes. The guidance will be effective for the Company in the first quarter of fiscal year 2022 on a prospective basis, and early adoption is permitted. The Company is currently evaluating the impact of this ASU on our Consolidated Financial Statements.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost. ASU 2016-13 replaces the existing incurred loss impairment model with a forward-looking expected credit loss model which will result in earlier recognition of credit losses. The guidance will be effective for the Company in the first quarter of fiscal year 2021 and we do not expect the adoption of this guidance to have a material impact on our Consolidated Financial Statements.
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
ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Interest Rate Risk
On October 29, 2018, the Company entered into the TOKIN Term Loan Facility and received funding on November 7, 2018 at an equivalent of $292.0 million using the exchange rate on November 7, 2018. The TOKIN Term Loan Facility has a variable interest rate and had an outstanding principal balance of $266.1 million as of March 31, 2020. We are exposed to interest rate risk through the Term Loan Facility, and a 1% change in the interest rate would yield a $2.7 million change in interest expense on an annualized basis.
Foreign Currency Exchange Rate Risk
Given our international operations and sales, we are exposed to movements in foreign exchange rates. Of these, the most significant are currently the Euro, Japanese Yen, Thai Baht, Taiwan New Dollar, and Mexican Peso. A portion of our sales to our customers and operating costs in Europe, Japan, Thailand, Hong Kong, Singapore, and Vietnam are denominated in Euro, Japanese Yen, Thai Baht, Hong Kong Dollar, Singapore Dollar, and Vietnamese Dong, respectively, creating an exposure to foreign currency exchange rates. Also, a portion of our costs in our operations in Mexico are denominated in Mexican Pesos, creating an exposure to foreign currency exchange rates. Additionally, certain of our non-U.S. subsidiaries make sales denominated in U.S. dollars which expose them to foreign currency transaction gains and losses. Historically, to minimize our exposure, we periodically entered into forward foreign exchange contracts in which the future cash flows were hedged against the U.S. dollar (see Note 13, “Derivatives” to the Consolidated Financial Statements).
During fiscal year 2019, we entered into cross-currency swaps to hedge the foreign currency risk on intercompany financings and to hedge the JPY currency exposure of the Company's net investment in TOKIN. We used these derivative financial instruments primarily to reduce our exposure to adverse fluctuations in foreign currency exchange rates. We do not enter into derivative financial instruments for speculative purposes and our derivative positions are used to reduce risk by hedging an underlying economic exposure. Because of the high correlation between the hedging instrument and the underlying exposure, fluctuations in the value of the instruments are generally offset by reciprocal changes in the value of the underlying exposure. In the first quarter of fiscal year 2020, we terminated our fair value hedges and subsequently entered into two cash flow hedges to limit our exposure to fluctuations in foreign currency exchange rates.
A 10 percent weakening or strengthening of the U.S. dollar in relation to the foreign currencies we transact in would result in approximately a $35.2 million increase or a $37.3 million decrease to our net income, respectively.
Raw Material Price Risk
As a result of our tantalum vertical integration efforts which began in fiscal year 2012, we have reduced our exposure to price volatility and supply uncertainty in the tantalum supply chain. A majority of our tantalum needs are now met through our direct sourcing of conflict free tantalum ore or tantalum scrap reclaim, which is then processed into the intermediate product potassium heptafluorotantalate (commonly known as K-salt) at our facility in Mexico, before final processing into tantalum powder. Price increases for tantalum ore, or for the remaining tantalum powder that we source from third parties, could impact our financial performance as we may be unable to pass all such price increases on to our customers.
Silver and aluminum have generally been available in sufficient quantities, and we believe there are enough suppliers from which we can purchase our requirements. An increase in the price of silver and aluminum that we are unable to pass on to our customers, however, could have an adverse effect on our profitability.
To evaluate the impact of price changes in precious metals on net income we used the following assumptions: the selling prices of our products would not be impacted, all the precious metals change in the same direction at the same time, and we do not have commitment contracts in place. Under these assumptions, a 10 percent increase or decrease in the cost of precious metals would result in approximately a $8.5 million increase or decrease to our net income. We believe we have partially mitigated this risk through our vertical integration efforts.
ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
The response to this item is submitted as a separate section of this Form 10-K. See Item 15.
ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.
ITEM 9A.    CONTROLS AND PROCEDURES.
Disclosure Controls and Procedures
As of March 31, 2020, our management, including the Company’s Chief Executive Officer and Chief Financial Officer, has performed an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) in ensuring that the information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our management has concluded that such disclosure controls and procedures were effective as of March 31, 2020 (the end of the period covered by this Annual Report on Form 10-K).

Remediation of Material Weakness in Internal Control over Financial Reporting
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s Annual or Interim Financial Statements will not be prevented or detected on a timely basis.
During the quarter ended March 31, 2019, the Company's management identified a material weakness in the internal control over financial reporting as a result of certain control deficiencies pertaining to the initiation and recording of net sales and accounts receivable, net. We promptly developed and implemented a comprehensive remediation plan to address this material weakness, which included implementing new, and refining existing, controls, as well as providing additional training and improving our documentation as it pertains to the initiation and recording of net sales and accounts receivable. Based on these measures, management has concluded that the material weakness described above has been remediated as of March 31, 2020.
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
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company’s management conducted an assessment of the effectiveness of its internal control over financial reporting based on the criteria set forth in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this evaluation, management concluded that the Company's internal control over financial reporting was effective as of March 31, 2020.
Changes in Internal Control over Financial Reporting
Except for the remediation of the material weakness discussed above, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended March 31, 2020 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
ITEM 9B.    OTHER INFORMATION.
None.

PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
For information required by this item with respect to certain officers, see “Executive Officers” and “Other Key Employees” under Part I, Item 4 hereof. The other information required by this item will be filed with the Securities and Exchange Commission (“SEC”) in an amendment to this Annual Report on Form 10-K within 120 days of March 31, 2020 or will be incorporated herein by reference to the Company’s Proxy Statement for its 2020 Annual Meeting of Stockholders (the “2020 Proxy Statement”) under the headings “Nominees for Board of Directors,” “Continuing Directors,” "Review, Approval or Ratification of Transactions with Related Persons," and “Information about the Board of Directors.”
ITEM 11.    EXECUTIVE COMPENSATION.
The information required by this item will be filed with the SEC in an amendment to this Annual Report on Form 10-K within 120 days of March 31, 2020 or will be incorporated herein by reference to the 2020 Proxy Statement under the headings “Compensation Discussion and Analysis,” “Summary Compensation Table,” “Grants of Plan-Based Awards Table,” “Outstanding Equity Awards at Fiscal Year-End Table,” “Option Exercises and Stock Vested Table,” “Nonqualified Deferred Compensation Table,” “Potential Payments Upon Termination or Change in Control,” “Compensation of Directors,” “Director Compensation Table,” “Report of the Compensation Committee,” “Compensation Committee Interlocks and Insider Participation,” and “CEO Pay Ratio.”
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
For the information required by this item with respect to equity compensation plans, see “Equity Compensation Plan Disclosure” under Item 5 hereof. The other information required by this item will be filed with the SEC in an amendment to this Annual Report on Form 10-K within 120 days of March 31, 2020 or will be incorporated herein by reference to the 2020 Proxy Statement under the heading “Security Ownership”.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
The information required by this item will be filed with the SEC in an amendment to this Annual Report on Form 10-K within 120 days of March 31, 2020 or will be incorporated herein by reference to the 2020 Proxy Statement under the headings “Review, Approval or Ratification of Transactions with Related Persons” and “Information about the Board of Directors.”
ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES.
The information required by this item will be filed with the SEC in an amendment to this Annual Report on Form 10-K within 120 days of March 31, 2020 or will be incorporated herein by reference to the 2020 Proxy Statement under the heading “Audit and Non-Audit Fees.”

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

3.2	Second Amended and Restated By-laws, dated as of November 11, 2019 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 1-15491) filed on November 12, 2019)

4.1	Description of Capital Stock (incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2019 (File No. 1-15491) filed on May 30, 2019

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

10.11
Form of Change in Control Severance Compensation Agreement, entered into with executive officers of the Company (incorporated by reference to Exhibit 10.15 to the Company's Annual Report on Form 10-K (File No. 1-15491) for the year ended March 31, 2016)*

10.12
Stockholders’ Agreement, dated as of March 12, 2012, by and among KEMET Electronics Corporation, NEC Corporation and NEC TOKIN Corporation (incorporated by reference to Exhibit 99.4 to the Company’s Current Report on Form 8-K (File No. 1-15491) filed on March 15, 2012)

10.13
Form of Restricted Stock Unit Grant Agreement for Employees (incorporated by reference to Exhibit 10.61 to the Company’s Annual Report on Form 10-K (File No. 1-15491) for the year ended March 31, 2012)*

10.14
Form of Restricted Stock Unit Grant Agreement for Directors (incorporated by reference to Exhibit 10.62 to the Company’s Annual Report on Form 10-K (File No. 1-15491) for the year ended March 31, 2012)*

10.15
Form of Restricted Stock Unit Grant Agreement for Directors for the year ended March 31, 2019 (incorporated by reference to Exhibit 10.15 of the Company’s Annual Report on Form 10-K (File No. 1-15491) for the year ended March 31, 2019)*

10.16
Amendment No. 1 to Loan and Security Agreement, Waiver and Consent, dated as of March 19, 2012, by and among KEMET Electronics Corporation, KEMET Electronics Marketing (S) Pte Ltd., the financial institutions party thereto as lenders and Bank of America, N.A., as agent (incorporated by reference to Exhibit 10.63 to the Company’s Annual Report on Form 10-K (File No. 1-15491) for the year ended March 31, 2012)

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

10.23
Incentive Award, Severance and Non-Competition Agreement, dated as of December 1, 2014, between KEMET Corporation and William M. Lowe, Jr. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 1-15491) filed on December 5, 2014)*

10.24
Incentive Award and Non-Competition Agreement, dated as of December 1, 2014, between KEMET Corporation and Charles C. Meeks, Jr. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 1-15491) filed on December 5, 2014)*

10.25
Amendment No. 6 to Loan and Security Agreement, Waiver and Consent dated December 19, 2014, among KEMET Electronics Corporation, KEMET Foil Manufacturing, LLC, KEMET Blue Powder Corporation, The Forest Electric Company and KEMET Electronics Marketing (S) PTE LTD., as Borrowers, the financial institutions party thereto, as Lenders, and Bank of America, N.A., as agent for the Lenders (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 1-15491) filed on December 22, 2014)

10.26
Amendment No. 7 to Loan and Security Agreement, dated March 27, 2015, among KEMET Electronics Corporation, KEMET Foil Manufacturing, LLC, KEMET Blue Powder Corporation, The Forest Electric Company and KEMET Electronics Marketing (S) PTE LTD., as Borrowers, the financial institutions party thereto, as Lenders, and Bank of America, N.A., as agent for the Lenders (incorporated by reference to Exhibit 10.30 to the Company's Annual Report on Form 10-K (File No. 1-15491) filed for the year ended March 31, 2016)

10.27
Amended and Restated Employment Agreement between KEMET Corporation and Per-Olof Lööf, dated April 18, 2018 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 1-15491) filed on April 20, 2018)*

10.28
Amendment No. 8 to Loan and Security Agreement, dated May 2, 2016, among KEMET Electronics Corporation, KEMET Foil Manufacturing, LLC, KEMET Blue Powder Corporation, The Forest Electric Company and KEMET Electronics Marketing (S) PTE LTD., as Borrowers, the financial institutions party thereto, as Lenders, and Bank of America, N.A., as agent for the Lenders (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 1-15491) filed on May 5, 2016)

10.29
Employee Transfer Agreement, dated as of December 5, 2016, between KEMET Corporation and Claudio Lollini (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q (File No. 001-15491) filed on February 2, 2017)*

10.30
Amendment No. 9 to Loan and Security Agreement, Waiver and Consent, dated as of April 28, 2017, by and among KEMET Corporation, the other borrowers named therein, the financial institutions party thereto as lenders and Bank of America, N.A., a national banking association, as agent for the lenders (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K (File No. 1-15491) filed on May 1, 2017)

10.31
English Translation of the Term Loan Agreement, dated October 29, 2018, by and among TOKIN Corporation, the Lenders party thereto and Sumitomo Mitsui Trust Bank Limited, in its capacity as agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (file No. 1-15491) filed on October 29, 2018)

10.32
Form of Guaranty Agreement, dated October 29, 2018, by and between KEMET Corporation and Sumitomo Mitsui Trust Bank Limited, in its capacity as agent (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (file No. 1-15491) filed on October 29, 2018)

10.33
Amendment No. 10 to Loan and Security Agreement, Waiver and Consent, dated as of October 29, 2018, by and among KEMET, the other borrowers named therein, the financial institutions party thereto as lenders and Bank of America, N.A., a national banking association, as agent for the lenders (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (file No. 1-15491) filed on October 29, 2018)

10.34
Employment Agreement by and between KEMET Corporation and William M. Lowe, Jr. dated March 20, 2019 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (file No. 1-15491) filed on March 25, 2019)*

10.35
Form of Change in Control Severance Compensation Agreement for fiscal year 2020 (incorporated by reference to Exhibit 10.36 to the Company’s Annual Report on Form 10-K (File No. 1-15491) for the year ended March 31, 2019 filed on May 30, 2019)*

10.36
Form of Long-Term Incentive Plan Award Agreement, dated May 18, 2019 (incorporated by reference to Exhibit 10.37 to the Company’s Annual Report on Form 10-K (File No. 1-15491) for the year ended March 31, 2019 filed on May 30, 2019)*

10.37	Settlement Agreement, dated November 8, 2019 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 1-15491) filed on November 12, 2019)

10.38	Form of Voting Agreement (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 1-15491) filed on November 12, 2019)

10.39
Form of Change in Control Severance Compensation Agreement for fiscal year 2020 and thereafter (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 1-15491) filed on November 12, 2020)*

10.40	Amendment No. 11 to Loan and Security Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q (File No. 1-15491) filed on February 6, 2020)

10.41	Addendum to Settlement Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 1-15491) filed on February 7, 2020)

10.42	Amendment No. 12 to Loan and Security Agreement

21.1	Subsidiaries of KEMET Corporation

23.1	Consent of Independent Registered Public Accounting Firm, Ernst & Young LLP

31.1	Certification of the Chief Executive Officer Pursuant to Section 302

31.2	Certification of the Chief Financial Officer Pursuant to Section 302

32.1	Certification of the Chief Executive Officer Pursuant to Section 906

32.2	Certification of the Chief Financial Officer Pursuant to Section 906

101
The following financial information from KEMET Corporation’s Annual Report on Form 10-K for the year ended March 31, 2020, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at March 31, 2020, and March 31, 2019, (ii) Consolidated Statements of Income for the years ended March 31, 2020, 2019 and 2018, (iii) Consolidated Statements of Comprehensive Income for the years ended March 31, 2020, 2019 and 2018, (iv) Consolidated Statements of Changes in Stockholders’ Equity for the years ended March 31, 2020, 2019 and 2018, (v) Consolidated Statements of Cash Flows for the years ended March 31, 2020, 2019 and 2018 and (vi) the Notes to Consolidated Financial Statements, tagged as blocks of text

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
_______________________________________________________________________________

*	Exhibit is a management contract or a compensatory plan or arrangement.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of KEMET Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of KEMET Corporation and subsidiaries (the Company) as of March 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity and cash flows for each of the three years in the period ended March 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at March 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2020, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of March 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated May 28, 2020 expressed an unqualified opinion thereon.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Allowance for Ship-From-Stock and Debit Distributor Sales Adjustments
Description of the Matter
As described in Note 1 to the consolidated financial statements, the Company recognizes revenues from product sales, net of sales adjustments, such as the ship-from-stock and debit (“SFSD”) program. Under the SFSD program, subsequent to the initial product purchase, certain distributors may request a cost adjustment for a specific part and quantity prior to the distributor reselling the product to a specific customer. If the Company approves the adjustment and the distributor resells the product to the target customer, the Company credits the distributor according to the adjustment the Company approved. The Company estimates the allowance for SFSD adjustments corresponding with current period sales by considering, among other factors, historical SFSD adjustments and current distributor inventory levels. The allowance for SFSD adjustments was $21.9 million at March 31, 2020 and is presented as a reduction to accounts receivable, net, on the consolidated balance sheet.

Auditing the allowance for SFSD adjustments is complex due to the judgment required to estimate adjustments for current period sales. In particular, management applies judgment in evaluating historical SFSD adjustments and whether current demand and distributor inventory levels affect the estimate of expected SFSD adjustments for current period sales. This resulted in significant auditor judgment in the performance of our procedures over estimated SFSD adjustments and the related allowance.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the SFSD allowance estimation process, including controls over management's review of historical SFSD adjustments and current distributor inventory levels, and the evaluation of factors that would affect the estimate of expected SFSD adjustments described above.

To test the SFSD allowance, we performed audit procedures that included, among others, assessing the methodology and testing the underlying data used by the Company in its analysis for accuracy and completeness, including historical SFSD adjustments and current distributor inventory levels. We obtained and read contractual terms in distributor agreements and confirmed directly with a sample of customers the terms and conditions of SFSD transactions. We compared the expected SFSD adjustments for current period sales estimated by management to historical SFSD adjustments and evaluated how changes in distributor inventory levels and demand would affect the estimate of the SFSD allowance. We also assessed the historical accuracy of management’s estimates and performed sensitivity analyses to evaluate the changes that would result from changes in the expected SFSD adjustment amounts used and the corresponding effect on net sales.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2009.
Boca Raton, FL
May 28, 2020

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of KEMET Corporation
Opinion on Internal Control over Financial Reporting
We have audited KEMET Corporation and subsidiaries’ internal control over financial reporting as of March 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, KEMET Corporation and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of March 31, 2020, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of March 31, 2020 and 2019, and the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity and cash flows for each of the three years in the period ended March 31, 2020, and the related notes and our report dated May 28, 2020 expressed an unqualified opinion thereon.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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

/s/ Ernst & Young LLP
Boca Raton, FL
May 28, 2020

KEMET CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
(Amounts in thousands, except per share data)

	March 31,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$222,399	$207,918
Accounts receivable, net	144,743	154,059
Inventories, net	243,210	241,129
Prepaid expenses and other current assets	36,143	38,947
Total current assets	646,495	642,053
Property, plant, and equipment, net	552,636	495,280
Goodwill	41,210	40,294
Intangible assets, net	52,713	53,749
Equity method investments	16,593	12,925
Deferred income taxes	41,224	57,024
Other assets	42,226	16,770
Total assets	$1,393,097	$1,318,095
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$29,111	$28,430
Accounts payable	103,201	153,287
Accrued expenses	167,622	93,761
Income taxes payable	2,778	2,995
Total current liabilities	302,712	278,473
Long-term debt	235,673	254,771
Other non-current obligations	193,392	136,630
Deferred income taxes	14,058	8,806
Total liabilities	745,835	678,680
Commitments and contingencies (Note 17)
Stockholders’ equity:
Preferred stock, par value $0.01, authorized 10,000 shares, none issued	—	—
Common stock, par value $0.01, authorized 175,000 shares, issued 58,274 and 57,822 shares at March 31, 2020 and 2019, respectively	583	578
Additional paid-in capital	474,488	465,366
Retained earnings	239,773	204,195
Accumulated other comprehensive income (loss)	(67,582)	(30,724)
Total stockholders’ equity	647,262	639,415
Total liabilities and stockholders’ equity	$1,393,097	$1,318,095
See accompanying notes to consolidated financial statements.

KEMET CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
(Amounts in thousands except per share data)

	Fiscal Years Ended March 31,
	2020	2019	2018
Net sales	$1,260,554	$1,382,818	$1,200,181
Operating costs and expenses:
Cost of sales	840,066	924,276	860,744
Selling, general and administrative expenses	194,766	202,642	173,620
Research and development	49,264	44,612	39,114
Restructuring charges	8,882	8,779	14,843
(Gain) loss on write down and disposal of long-lived assets	19,710	1,660	(992)
Total operating costs and expenses	1,112,688	1,181,969	1,087,329
Operating income	147,866	200,849	112,852
Non-operating (income) expense:
Interest income	(3,325)	(2,035)	(809)
Interest expense	11,021	21,239	32,882
Acquisition (gain) loss	—	—	(130,880)
Antitrust class action settlements and regulatory costs	64,695	6,701	9,900
Other (income) expense, net	(4,356)	4,513	14,692
Income before income taxes and equity income (loss) from equity method investments	79,831	170,431	187,067
Income tax expense (benefit)	38,526	(39,460)	9,132
Income before equity income (loss) from equity method investments	41,305	209,891	177,935
Equity income (loss) from equity method investments	76	(3,304)	76,192
Net income	$41,381	$206,587	$254,127

Net income per basic share	$0.71	$3.57	$4.81
Net income per diluted share	$0.70	$3.50	$4.33

Weighted-average shares outstanding:
Basic	58,574	57,840	52,798
Diluted	59,415	59,082	58,640
See accompanying notes to consolidated financial statements.

KEMET CORPORATION AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss)
(Amounts in thousands)

	Fiscal Years Ended March 31,
	2020	2019	2018
Net income	$41,381	$206,587	$254,127
Other comprehensive income (loss), net of tax:
Foreign currency translation gains (losses)	(5,181)	(24,065)	35,271
Defined benefit pension plans	560	(927)	167
Defined benefit post-retirement plan adjustments	(147)	(86)	(255)
Equity interest in investee’s other comprehensive income (loss)	—	(11)	5,584
Cash flow hedges	(33,519)	(588)	(1,753)
Excluded component of fair value hedges	1,429	(2,249)	—
Other comprehensive income (loss)	(36,858)	(27,926)	39,014
Total comprehensive income	$4,523	$178,661	$293,141
See accompanying notes to consolidated financial statements.

KEMET CORPORATION AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Equity
(Amounts in thousands)

	Shares Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at March 31, 2017	46,689	$467	$447,671	$(250,757)	$(41,812)	$155,569
Net income	—	—	—	254,127	—	254,127
Other comprehensive income (loss)	—	—	—	—	39,014	39,014
Issuance of shares, net of tax withholdings	9,952	99	8,043	—	—	8,142
Stock-based compensation	—	—	7,657	—	—	7,657
Offering Fees			(634)			(634)
Balance at March 31, 2018	56,641	566	462,737	3,370	(2,798)	463,875
Net income	—	—	—	206,587	—	206,587
Other comprehensive income (loss)	—	—	—	—	(27,926)	(27,926)
Issuance of shares, net of tax withholdings	1,181	12	(10,237)	—	—	(10,225)
Cash dividends				(5,762)		(5,762)
Stock-based compensation	—	—	12,866	—	—	12,866
Balance at March 31, 2019	57,822	578	465,366	204,195	(30,724)	639,415
Net income	—	—	—	41,381	—	41,381
Other comprehensive income (loss)	—	—	—	—	(36,858)	(36,858)
Issuance of shares, net of tax withholdings	452	5	(2,962)	—	—	(2,957)
Cash dividends	—	—	—	(5,803)	—	(5,803)
Stock-based compensation	—	—	12,084	—	—	12,084
Balance at March 31, 2020	58,274	$583	$474,488	$239,773	$(67,582)	$647,262
See accompanying notes to consolidated financial statements.

KEMET CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Amounts in thousands)

	Fiscal Years Ended March 31,
	2020	2019	2018
Operating activities:
Net income	$41,381	$206,587	$254,127
Adjustments to reconcile net income to net cash provided by (used in) operating activities, net of effect of acquisitions:
Depreciation and amortization	62,819	52,628	50,661
Equity (income) loss from equity method investments	(76)	3,304	(76,192)
Acquisition (gain) loss	—	—	(130,880)
Non-cash debt and financing costs	4,173	1,872	2,467
Loss on early extinguishment of debt	—	15,946	486
Stock-based compensation expense	12,084	12,866	7,657
Pension and other post-retirement benefits	6,816	4,938	4,717
Change in deferred income taxes	24,329	(49,757)	564
(Gain) loss on write down and disposal of long-lived assets	19,710	1,660	(992)
Rent receivable	—	—	2,645
Other, net	70	(285)	(680)
Changes in assets and liabilities, net of the effect of acquisitions:
Accounts receivable	5,727	(8,910)	30,217
Inventories	(3,394)	(42,806)	(13,827)
Prepaid expenses and other assets	3,962	(4,381)	4,330
Accounts payable	(41,442)	7,650	(16,053)
Accrued income taxes	(236)	1,046	1,317
Other operating liabilities	22,933	(70,627)	197
Net cash provided by (used in) operating activities	158,856	131,731	120,761
Investing activities:
Capital expenditures	(146,331)	(146,056)	(65,004)
Contributions to equity method investments	(5,000)	(4,000)	(3,000)
Proceeds from dividend	433	776	2,745
Acquisitions, net of cash received	(1,294)	—	163,985
Proceeds from sale of assets	—	2,268	3,638
Net investment hedge settlement	8,879	—	—
Net cash provided by (used in) investing activities	(143,313)	(147,012)	102,364

Consolidated Statements of Cash Flows (Continued)

Consolidated Statements of Cash Flows (Continued)

	Fiscal Years Ended March 31,
	2020	2019	2018
Financing activities:
Payments of revolving line of credit	—	—	(33,881)
Proceeds from issuance of debt	—	284,924	334,978
Payment of long-term debt	(26,862)	(344,461)	(365,938)
Proceeds from customer capacity agreements	43,095	13,412	—
Proceeds from termination of derivative instruments	6,476	—	—
Early extinguishment of debt costs	—	(3,234)	—
Debt issuance costs	—	(2,021)	(5,002)
Cash flow hedge settlement	(6,972)	—	—
Principal payments on finance leases	(1,447)	—	—
Proceeds from exercise of stock options	327	485	5,207
Proceeds from exercise of stock warrants	—	—	8,838
Payment of dividends	(5,803)	(5,762)	—
Net cash provided by (used in) financing activities	8,814	(56,657)	(55,798)
Net increase (decrease) in cash, cash equivalents, and restricted cash	24,357	(71,938)	167,327
Effect of foreign currency fluctuations on cash	(1,812)	(6,990)	9,745
Cash, cash equivalents, and restricted cash at beginning of fiscal year	207,918	286,846	109,774
Cash, cash equivalents, and restricted cash at end of fiscal year	230,463	207,918	286,846
Less: Restricted cash at end of year	8,064	—	—
Cash and cash equivalents at end of year	$222,399	$207,918	$286,846

Supplemental Cash Flow Statement Information:
Interest paid, net of capitalized interest	$6,675	$18,701	$44,905
Income taxes paid	$9,668	$10,863	$7,120
Non-cash investing activities:
Purchases of property, plant, and equipment included in accounts payable	$6,160	$18,029	$7,980
See accompanying notes to consolidated financial statements.

KEMET CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Note 1: Organization and Significant Accounting Policies
Nature of Business and Organization
KEMET Corporation, which together with its subsidiaries is referred to herein as “KEMET” or the “Company”, is a leading manufacturer of tantalum capacitors, multilayer ceramic capacitors, film capacitors, electrolytic capacitors, paper capacitors and solid aluminum capacitors, and Electro-Magnetic Compatible ("EMC") devices, sensors, and actuators. The Company is headquartered in Fort Lauderdale, Florida and has manufacturing plants and distribution centers located in the United States, Mexico, Europe and Asia. Additionally, the Company has wholly-owned foreign subsidiaries which primarily provide sales support for KEMET’s products in foreign markets.
KEMET is organized into three reportable segments: the Solid Capacitor Reportable Segment (“Solid Capacitors”), the Film and Electrolytic Reportable Segment (“Film and Electrolytic”), and the Electro-Magnetic, Sensors, and Actuators Reportable Segment ("MSA"). Each reportable segment is responsible for the operations of certain manufacturing sites as well as related research and development efforts.
Basis of Presentation
Certain amounts for the Consolidated Statements of Operations for fiscal years 2019 and 2018 have been revised to conform with the fiscal year 2020 presentation.
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
Cash Equivalents
Cash equivalents of $48.3 million and $60.7 million at March 31, 2020 and 2019, respectively, consist of money market accounts and certificates of deposits with original terms of three months or less. The Company considers all liquid debt instruments with original maturities of three months or less to be cash equivalents.
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
Inventory costs include material, labor and manufacturing overhead and most inventory costs are determined by the “first-in, first-out” (“FIFO”) method. For tool crib, a component of the Company’s raw material inventory, cost is determined under the average cost method. The Company has consigned inventory at certain customer locations totaling $9.8 million and $9.5 million at March 31, 2020 and 2019, respectively.
Property, Plant and Equipment
Property, plant, and equipment are stated at cost. Depreciation is calculated principally using the straight-line method over the estimated useful lives of the respective assets. Leasehold improvements are amortized using the straight-line method over the shorter of the estimated useful lives of the assets or the terms of the respective leases. Maintenance costs are expensed and expenditures for renewals and improvements are generally capitalized. Upon sale or retirement of property and equipment, the related cost and accumulated depreciation are removed, and any gain or loss is recognized. A long-lived asset classified as held for sale is initially measured and reported at the lower of its carrying amount or fair value less cost to sell. Long-lived assets to be disposed of other than by sale are classified as held and used until the long-lived asset is disposed of. Depreciation

KEMET CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

expense, including amortization of finance leases, was $63.0 million, $46.7 million and $45.5 million for the fiscal years ended March 31, 2020, 2019 and 2018, respectively.
The Company evaluates long-lived assets for impairment whenever certain events or changes in circumstances may indicate that the recoverability of the carrying amount of property, plant, and equipment should be assessed, including, among others, a significant decrease in market value, a significant change in the business climate in a particular market, or a current period operating or cash flow loss combined with historical losses or projected future losses. Reviews are regularly performed to determine whether facts and circumstances exist which indicate the carrying amount of assets may not be recoverable. If any impairment indicators are determined to exist, the Company assesses the recoverability of its assets by comparing the projected undiscounted net cash flows associated with the related asset or group of assets over their remaining lives against their respective carrying amounts. If it is determined that the book value of a long-lived asset or asset group is not recoverable, an impairment loss would be calculated equal to the excess of the carrying amount of the long-lived asset over its fair value. The Company must make certain assumptions as to the future cash flows to be generated by the underlying assets. Those assumptions include the amount of volume increases, average selling price decreases, anticipated cost reductions, and the estimated remaining useful life of the equipment. Future changes in assumptions may negatively impact future valuations. Fair market value is based on the discounted cash flows that the assets will generate over their remaining useful lives or other valuation techniques. See Note 9, “(Gain) loss on write down and disposal of long-lived assets” for further discussion of property, plant and equipment impairment charges.
Goodwill and Other Intangible Assets
Goodwill and other intangible assets with indefinite useful lives are not amortized. The Company has the option to perform a qualitative assessment of goodwill and intangible assets with indefinite useful lives rather than completing an annual impairment test. The Company must assess whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount for goodwill or that indefinite-lived intangible assets have fair values less than their carrying values. If the Company concludes that this is the case, it must perform the testing discussed described below. Otherwise, the Company does not need to perform any further assessment.
If deemed necessary, the Company performs annual impairment tests during the fourth quarter of each fiscal year and when otherwise warranted. The Company evaluates its goodwill on a reporting unit basis, which requires the Company to estimate the fair value of the reporting unit. The impairment test involves a comparison of the fair value of each reporting unit, with the corresponding carrying amounts. If the reporting unit’s carrying amount exceeds its fair value, then an indication exists that the reporting unit’s goodwill and intangible assets with indefinite useful lives may be impaired. The impairment to be recognized is measured by the amount by which the carrying value of the reporting unit’s goodwill being measured exceeds its implied fair value. The implied fair value of goodwill is the excess of the fair value of the reporting unit over the sum of the amounts assigned to identified net assets. As a result, the implied fair value of goodwill is generally the residual amount that results from subtracting the value of net assets, including all tangible assets and identified intangible assets, of the reporting unit’s fair value. The Company determines the fair value of its reporting units using an income-based, discounted cash flow (“DCF”) analysis, and market-based approaches (Guideline Publicly Traded Company Method and Guideline Transaction Method) which examine transactions in the marketplace involving the sale of the stocks of similar publicly owned companies, or the sale of entire companies engaged in operations similar to KEMET. The Company evaluates the value of its other indefinite-lived intangible assets (trademarks) using an income-based, relief from royalty analysis. In addition to the previously described reporting unit valuation techniques, the Company’s goodwill and intangible assets with indefinite useful lives impairment assessment also considers the Company’s aggregate fair value based upon the value of the Company’s outstanding shares of common stock.
The impairment reviews of goodwill and intangible assets with indefinite useful lives are subjective and involve the use of estimates and assumptions. Estimates of business enterprise fair value use discounted cash flow and other fair value appraisal models and involve making assumptions for future sales trends, market conditions, growth rates, cost reduction initiatives and cash flows for the next several years. Future changes in assumptions may negatively impact future valuations.
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

KEMET CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

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
The largest deferred tax asset consists of net operating loss carryforwards (“NOL”). The measurement of NOLs requires evaluation of prior transactions in the Company's stock, and the application of judgment and interpretation on both the nature of the holder and the underlying transaction resulting in changes to the holders. Based on management's evaluation, there has not been a historical change in control that would have limited the availability of NOLs. The Company periodically evaluates its NOLs and other net deferred tax assets based on an assessment of historical performance, ability to forecast future events, and the likelihood that the Company will realize the benefits through future taxable income. The Company makes certain estimates and judgments in the calculation for the provision for income taxes, in the resulting tax liabilities, and in the recoverability of deferred tax assets. Valuation allowances are recorded to reduce the net deferred tax assets to the amount that is more likely than not to be realized. It is reasonably possible that upon examination, tax authorities could propose adjustments to prior positions based on differences in judgments and interpretations, which could result in a significant increase to the Company's unrecognized tax liability balance if adjustments were to be assessed.
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
Concentrations of Credit and Other Risks
The Company sells to customers globally. Credit evaluations of its customers’ financial condition are performed periodically, and the Company generally does not require collateral from its customers. There were no customers’ accounts receivable balances exceeding 10% of gross accounts receivable at March 31, 2020 or March 31, 2019.
Consistent with industry practice, the Company utilizes electronics distributors for a large percentage of its sales. Electronics distributors are an effective means to distribute the products to end-users. For fiscal years ended March 31, 2020, 2019, and 2018, net sales to electronics distributors accounted for 40.4%, 42.2% and 39.2%, respectively, of the Company’s total net sales. One distributor, TTI, Inc., accounted for $154.6 million, $184.3 million and $133.5 million of the Company’s net sales in fiscal years ended March 31, 2020, 2019, and 2018, respectively.

KEMET CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Foreign Subsidiaries
The Company translates the assets and liabilities of its foreign subsidiaries from their respective functional currencies to U.S. dollars at the spot rates as of the balance sheet date. Generally, our foreign subsidiaries use the local currency as their functional currency. Changes in the carrying value of these assets and liabilities attributable to fluctuations in spot rates are recognized as a component of equity in accumulated other comprehensive income ("AOCI"). Results of operations accounts are translated using average exchange rates for the year.
Assets and liabilities denominated in a currency that is different from a reporting entity's functional currency must first be remeasured from the applicable currency to the legal entity's functional currency. The effect of this remeasurement process is recognized in the Consolidated Statements of Operations.
Comprehensive Income (Loss)
Comprehensive income (loss) consists of net income, foreign currency translation gains (losses), post-retirement and defined benefit plan adjustments including those adjustments which result from changes in net prior service credit and actuarial gains (losses), equity interest in investee’s other comprehensive income (loss), gains (losses) on cash flow hedges, and gains (losses) on the excluded component of fair value hedges. Comprehensive income is presented in the Consolidated Statements of Comprehensive Income (Loss).
The following summary sets forth the components of accumulated other comprehensive income (loss) contained in the stockholders’ equity section of the Consolidated Balance Sheets (amounts in thousands):

	Foreign Currency Translation, net of Tax (1)	Post-Retirement Benefit Plan Adjustments, net of Tax	Defined Benefit Pension Plans, net of Tax (2)(3)	Ownership Share of Equity Method Investees’ Other Comprehensive Income (Loss), net of Tax	Cash Flow Hedges, net of Tax	Excluded Component of Fair Value Hedges, net of Tax	Net Accumulated Other Comprehensive Income (Loss)
Balance at March 31, 2018	$9,715	$879	$(14,831)	$285	$1,154	$—	$(2,798)
Other comprehensive income (loss) before reclassifications (4)(5)	(19,835)	81	(1,525)	(11)	(1,286)	(6,383)	(28,959)
Amounts reclassified out of AOCI	(4,230)	(167)	598	—	698	4,134	1,033
Other comprehensive income (loss)	(24,065)	(86)	(927)	(11)	(588)	(2,249)	(27,926)
Balance at March 31, 2019	(14,350)	793	(15,758)	274	566	(2,249)	(30,724)
Other comprehensive income (loss) before reclassifications (4)(5)	5,097	2	(302)	—	(35,078)	(346)	(30,627)
Amounts reclassified out of AOCI	(10,278)	(149)	862	—	1,559	1,775	(6,231)
Other comprehensive income (loss)	(5,181)	(147)	560	—	(33,519)	1,429	(36,858)
Balance at March 31, 2020	$(19,531)	$646	$(15,198)	$274	$(32,953)	$(820)	$(67,582)
______________________________________________________________________________
(1) There were no significant tax effects associated with the cumulative currency translation gains and losses as of March 31, 2020, 2019, and 2018.
(2) Ending balance is net of a tax benefit of $3.5 million, $2.4 million, and $2.3 million as of March 31, 2020, 2019, and 2018, respectively.
(3) Activity for the years ended March 31, 2020 and 2019 are net of a tax expense of $1.1 million and $0.2 million, respectively.

KEMET CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

(4) Foreign currency translation includes gains of $18.2 million and $5.0 million for fiscal years ended March 31, 2020 and 2019, respectively, related to a derivative instrument accounted for as a net investment hedge. Refer to Note 13, Derivatives, for further information.
(5) Cash flow hedges, net of tax for fiscal year ended March 31, 2020 includes losses of $24.3 million which were excluded from the assessment of hedge effectiveness.
Fair Value Measurement
The Company utilizes three levels of inputs to measure the fair value of (a) nonfinancial assets and liabilities that are recognized or disclosed at fair value in the Company’s Consolidated Financial Statements on a recurring basis (at least annually) and (b) all financial assets and liabilities. Nonfinancial assets that are measured at fair value on a nonrecurring basis, such as property, plant, and equipment, goodwill, intangible assets, equity method investments, and other long-lived assets are subject to fair value adjustments in certain circumstances, such as when there is evidence of impairment and the carrying amount of the related asset may not be recoverable. See Note 9, “(Gain) loss on write down and disposal of long-lived assets” for further discussion of property, plant and equipment impairment charges. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs.
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

•	Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.
Assets and liabilities measured at fair value on a recurring basis as of March 31, 2020 and 2019 are as follows (amounts in thousands):

	Carrying Value March 31,	Fair Value March 31,	Fair Value Measurement Using			Carrying Value March 31,	Fair Value March 31,	Fair Value Measurement Using
	2020	2020	Level 1	Level 2 (3)	Level 3	2019	2019	Level 1	Level 2 (3)	Level 3
Assets (Liabilities):
Money markets (1)(2)	$48,264	$48,264	$48,264	$—	$—	$60,687	$60,687	$60,687	$—	$—
Derivative assets	—	—	—	—	—	5,141	5,141	—	5,141	—
Derivative liabilities	(20,287)	(20,287)	—	(20,287)	—	—	—	—	—	—
Total debt	(264,784)	(272,347)	—	(272,347)	—	(283,201)	(303,170)	—	(303,170)	—
______________________________________________________________________________
(1) Included in the line item “Cash and cash equivalents” on the Consolidated Balance Sheets.
(2) Certificates Deposits of $24.8 million and $32.2 million that mature in three months or less are included within the balance as of March 31, 2020 and 2019, respectively.
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
Revenue Recognition
The Company sells its products to distributors, original equipment manufacturers (“OEM”), and electronic manufacturing services providers (“EMS”) and recognizes revenue under the guidance provided in Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers (“ASC 606”). Consistent with the terms of ASC 606, the Company records revenue on product sales in the period in which the Company satisfies its performance obligation by transferring control over a product to a customer. The amount of revenue recognized reflects the consideration the Company expects to receive in exchange for transferring products to a customer. The Company has elected the practical expedient under ASC 606-10-32-18 and does not consider the effects of a financing component on the promised amount of consideration

KEMET CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

because the period between when the Company transfers a product to a customer and when the customer pays for that product is one year or less. As performance obligations are expected to be fulfilled in one year or less, the Company has elected the practical expedient under ASC 606-10-50-14 and has not disclosed information relating to remaining performance obligations. Recognized revenue is net of certain adjustments common in the industry, including but not limited to:

•	Ship-from-stock and debit (“SFSD”) programs,

•	Price protection programs,

•	Product return programs, and

•	Rebate programs
SFSD, the Company's largest sales program, provides authorized distributors with the flexibility to meet marketplace prices by allowing them, upon a pre-approved case-by-case basis, to adjust their purchased inventory cost to correspond with current market demand. KEMET's SFSD program is specific to certain distributors within the Americas and EMEA regions. Requests for SFSD adjustments are considered on an individual basis, require a pre-approved cost adjustment quote from their local KEMET sales representative, and apply only to a specific customer, part, specified special price amount, specified quantity, and are only valid for a specific period of time. To estimate potential SFSD adjustments corresponding with current period sales, KEMET records an allowance based on historical SFSD credits, distributor inventory levels, and certain accounting assumptions, all of which are reviewed quarterly.
Under the Company's price protection program, KEMET has agreements with distributors in which the Company provides credits for the difference between the original price paid by those distributors and the Company's then current price. To estimate potential price protection credits corresponding with current period sales, the Company records an allowance based on historical price protection credits and certain accounting assumptions.
The Company has a stock return program whereby select distributors have the right to return a certain portion of their purchased inventory to KEMET from the previous fiscal quarter. The Company estimates future returns based on historical return patterns and records a corresponding right of return asset and refund liability as a component of the line items, “Inventories, net” and “Accrued expenses,” respectively, on the Consolidated Balance Sheets.
As it relates to quality returns, the Company provides a limited assurance warranty on products that meet certain specifications to select customers. The warranty coverage period is generally limited to one year for United States based customers and a length of time commensurate with regulatory requirements or industry practice outside the United States. A warranty cannot be purchased by the customer separately and, as a result, product warranties are not considered to be separate performance obligations. The Company’s liability under these warranties is generally limited to a replacement of the product or refund of the purchase price of the product.
The Company also offers volume-based rebates on a case-by-case basis to certain customers in each of the Company’s sales channels.
The Company's sales adjustments are recognized as a reduction in the line item “Net sales” on the Consolidated Statements of Operations, while the associated allowance is included in the line item “Accounts receivable, net” on the Consolidated Balance Sheets. Estimates used in determining sales allowances are subject to various factors. This includes, but is not limited to, changes in economic conditions, pricing changes, product demand, inventory levels in the supply chain, the effects of technological change, and other variables that might result in changes to the Company’s estimates.
The Company has elected the practical expedient under ASC 606-10-10-4 and evaluates these sales-related adjustments on a portfolio basis.
Disaggregation of Revenue
Refer to Note 8, “Reportable Segment and Geographic Information” for revenue disaggregated by primary geographical market, sales channel, and major product line.
Contract liabilities
Contract liabilities consist of advance payments from certain customers for the development of additional production capacity or as upfront deposits for certain contracts. The current and noncurrent portions of these liabilities are included as a

KEMET CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

component of the line items, “Accrued expenses” and “Other non-current obligations,” respectively, on the Consolidated Balance Sheets.
The balance of net contract liabilities consisted of the following at March 31, 2020 and 2019 (amounts in thousands):

Contract Liabilities	Classification in Balance Sheet	March 31, 2020	March 31, 2019
Current	Accrued expenses	$6,035	$256
Non-current	Other non-current obligations	60,638	13,412
		$66,673	$13,668

Included within the balance for non-current contract liabilities as of March 31, 2020 and 2019 is $56.5 million and $13.4 million, respectively, related to agreements with three different customers (the “Customers”) pursuant to which the Customers agreed to make advances (collectively, the “Advances”) to the Company in an aggregate amount of up to $72.0 million (collectively, the “Customer Capacity Agreements”). The above balances are “Contract liabilities” within “Other non-current obligations” in the Consolidated Balance Sheets. The Company is using these Advances to fund the purchase of production equipment and to make other investments and improvements in its business and operations (the “Investments”) to increase overall capacity to produce various electronic components of the type and part as may be sold by the Company to the Customers from time to time. The Company retains all rights to the production equipment purchased with the funds from the Advances. The Advances from the Customers are being made in quarterly installments (“Installments”) over an expected period of 18 to 24 months from the effective date of the Customer Capacity Agreements. The effective dates of the Customer Capacity Agreements range from September 2018 to February 2019.
The Advances will be repaid beginning on the date that production from the Investments is sufficient to meet the Company's obligations under the agreements with the Customers. Repayments will be made on a quarterly basis as determined by calculations that generally consider the number of components purchased by the Customers during the quarter. Repayments based on the calculations will continue until either the Advances are repaid in full, or December 31, 2038 for all three Customers. The Company has a quarterly repayment cap in the agreement with each of the Customers and is not required to make any quarterly repayments to the Customers that in the aggregate exceeds $1.8 million. If the Customers do not purchase a minimum number of components that would require full repayment of the Advances by December 31, 2038, then the Advances shall be deemed repaid in full. Additionally, if the Customers do not purchase a minimum number of components that would require a payment on the Advances for a period of 16 consecutive quarters, the Advances shall be deemed repaid in full.
During fiscal year 2020, the Company had $42.8 million in capital expenditures related to the Customer Capacity Agreements.
For the fiscal years ended March 31, 2020, 2019 and 2018, the Company recognized revenue of $0.3 million, $0.9 million, and $0.3 million, respectively, related to contract liabilities. Revenue related to contract liabilities is recorded on the Consolidated Statements of Operations in the line item, "Net sales."
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
Shipping and Handling Costs
The Company’s shipping and handling costs are reflected in the line item “Cost of sales,” on the Consolidated Statements of Operations. Shipping and handling costs were $27.5 million, $31.0 million, and $21.4 million in the fiscal years ended March 31, 2020, 2019 and 2018, respectively.

KEMET CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Advertising Costs
The Company expenses advertising costs in the period in which the expenditures are incurred. Advertising costs reflected in the line item "Selling, general and administrative expenses" in our Consolidated Statements of Operations were $3.1 million, $2.5 million, and $2.4 million in fiscal years ended March 31, 2020, 2019 and 2018, respectively.
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
Grant Income
The Company from time to time enters into contracts to perform projects in which governmental agencies agree to reimburse the Company for certain expenses incurred on the projects. The Company recognizes revenue from government grants when it is probable that the Company will comply with the conditions attached to the grant agreement and the grant proceeds will be received. Additionally, from time to time the Company receives interest free loans from governmental agencies in consideration of the Company making investments in operations in certain locations. As the loans are interest free, the Company records deferred grant income for the difference between the gross loan proceeds and the present value of the debt at the time the loan is issued. The deferred grant income is amortized over the life of the loans. During the fiscal years ended March 31, 2020, 2019, and 2018, the Company recognized $1.6 million, $4.6 million, and $0.8 million respectively, as grant income within other (income) expense, net.
Derivative Financial Instruments
The Company, when deemed appropriate, uses derivatives as a risk management tool to mitigate the potential impact of certain market risks. The primary market risk managed by the Company through the use of derivative financial instruments is foreign currency exchange risk. All derivatives are carried at fair value in our Consolidated Balance Sheets. See Note 13, "Derivatives," for further discussion of derivative financial instruments.
Leases
ASC 842 requires the recognition of right-of-use (“ROU”) assets and lease liabilities for operating leases on the Consolidated Balance Sheets. The Company adopted ASC 842 using a modified retrospective transition approach by applying the new standard to all leases existing at the date of initial application and not restating comparative periods. The Company elected the package of practical expedients permitted under the transition guidance, which allowed the Company to not reassess whether arrangements contained leases, not reassess lease classifications, and not reassess initial direct costs. The adoption of ASC 842 did not impact beginning retained earnings, or the prior year Consolidated Statements of Operations and Cash Flows. An initial right-of-use asset of $36.3 million was recognized as a non-cash asset addition upon adoption of the new lease accounting standard effective April 1, 2019.
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
Leases with a lease term of 12 months or less at inception are not recorded on the Consolidated Balance Sheets and are expensed on a straight-line basis over the lease term in the Consolidated Statements of Operations. The lease term is determined by assuming the exercise of renewal options that are reasonably certain. As most of the Company's leases do not provide an implicit interest rate, the Company uses its local incremental borrowing rate at the lease commencement date to determine the present value of lease payments.

KEMET CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

ROU assets and the short-term and long-term lease liabilities from operating leases are included in “Other assets,” “Accrued expenses,” and “Other non-current obligations,” respectively, in the Consolidated Balance Sheet. The Company's accounting for finance leases (formerly referred to as capital leases prior to the adoption of ASC 842) remains substantially unchanged. Finance leases are not material to the Company's Consolidated Financial Statements. Refer to Note 14, Leases, for additional information regarding the Company's leases and related transition adjustments.
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
Recently Adopted Accounting Pronouncements
On April 1, 2019, the Company early adopted ASU No. 2018-15, Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract. This ASU amends the definition of a hosting arrangement and requires a customer in a hosting arrangement that is a service contract to capitalize certain implementation costs as if the arrangement was an internal-use software project. Under this ASU, a customer will apply ASC 350-40 to determine whether to capitalize implementation costs of the cloud computing arrangement that is a service contract or expense them as incurred. The Company early adopted this ASU in the first quarter of fiscal year 2020 and applied the ASU prospectively to implementation costs incurred after April 1, 2019. The adoption of this ASU did not have a material impact on our Consolidated Financial Statements.
On April 1, 2019, the Company adopted Topic 842, as amended, which superseded the lease accounting guidance under Topic 840, and generally requires lessees to recognize operating and financing lease liabilities and corresponding ROU assets on the balance sheet and to provide enhanced disclosures surrounding the amount, timing, and uncertainty of cash flows arising from leasing arrangements. The Company adopted the new guidance using the modified retrospective transition approach by applying the standard to all leases existing as of the date of the initial application and not restating comparative periods. The most significant impact was the recognition of ROU assets and lease liabilities for operating leases, while our accounting for finance leases remained substantially unchanged. For information regarding the impact of Topic 842 adoption, see “Significant Accounting Policies - Leases” above and Note 14, "Leases."
Recent Accounting Pronouncements Not Yet Adopted
In March 2020, the Financial Accounting Standards Board (“FASB”) issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”) to provide temporary optional expedients and exceptions to the contract modifications, hedge relationships, and other transactions affected by reference rate reform if certain criteria are met. This ASU, which was effective upon issuance and may be applied through December 31, 2022, is applicable to all contracts and hedging relationships that reference the London Interbank Offered Rate or any other reference rate expected to be discontinued. The Company is currently evaluating the impact of this ASU on our Consolidated Financial Statements.
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which simplifies the accounting for income taxes. The guidance will be effective for the Company in the first quarter of fiscal year 2022 on a prospective basis, and early adoption is permitted. The Company is currently evaluating the impact of this ASU on our Consolidated Financial Statements.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost. ASU 2016-13 replaces the existing incurred loss impairment model with a forward-looking expected credit loss model which will result in earlier recognition of credit losses. The guidance will be effective for the Company in the first quarter of fiscal year 2021. The Company is currently evaluating the impact this ASU will have on our Consolidated Financial Statements, but the adoption of this guidance is not expected to have a material impact.

KEMET CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Note 2: Yageo Merger
On November 11, 2019, the Company entered into an agreement and plan of merger (the “Agreement”) pursuant to which Yageo Corporation (“Yageo”) will acquire all of the Company’s outstanding shares of common stock for $27.20 per share, subject to the satisfaction (or waiver of) specified conditions (the “Merger”). The consummation of the Merger is subject to customary closing conditions, including the approval by the Company’s stockholders. Certain further closing conditions in the Agreement include: (a) obtaining antitrust and other regulatory approvals in the United States and certain other jurisdictions (including, among others, China and Taiwan), (b) the absence of any applicable restraining order or injunction prohibiting the Merger, (c) receipt of approval from the Committee on Foreign Investment in the United States (“CFIUS”), (d) obtaining foreign investment approval by the Investment Commission, Ministry of Economic Affairs, Taiwan, (e) the approval of Yageo’s stockholders, if required by applicable law and (f) in the case of Yageo’s obligations to complete the Merger, there not having been any “material adverse effect” (as customarily defined) on the Company. The Agreement contains certain restrictions on the conduct of our business prior to the completion of the Merger or the termination of the Agreement, including, among other things, a restriction prohibiting us from paying any dividends or making certain other distributions. Upon consummation of the Merger, the Company would be a fully owned subsidiary of Yageo.
The Agreement is subject to termination if the Merger is not consummated within twelve months, subject to an automatic extension for a period of ninety days, for the purpose of obtaining certain antitrust clearances. The Agreement also contains certain other termination rights and provides that, upon termination of the Agreement under specified circumstances, including Yageo’s decision to terminate the Agreement if there is a change in the recommendation of the Company’s Board of Directors (the “Board”) to adopt the Merger or a termination of the Agreement by the Company to enter into an agreement for a “superior proposal,” the Company will pay Yageo a cash termination fee of $63.8 million. The Agreement additionally provides that, upon termination of the Agreement under specified circumstances, Yageo will pay the Company a cash termination fee of $65.4 million.
The Merger with Yageo is proceeding as planned with several key milestones already completed. On February 4, 2020, the required waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 and the review period under the Austrian Cartel Act expired, and the pending Merger was approved by the German Federal Cartel Office. On February 20, 2020 the Company’s stockholders approved the Merger. On March 5, 2020, the Mexican Competition Authority authorized the pending Merger and on April 15, 2020, the Taiwan Fair Trade Commission (“TFTC”) announced its approval of the pending Merger. On April 23, 2020, CFIUS notified KEMET and Yageo that it completed its review of the Merger and determined that there were no unresolved national security concerns with respect to the transaction. On April 29, 2020, the Anti-Monopoly Bureau of China's State Administration for Market Regulation approved the pending Merger.
If Yageo fails to obtain approval by Yageo’s stockholders, if such approval is required by applicable law, Yageo will pay the Company a cash termination fee of $49.1 million. If Yageo fails to obtain debt financing upon the satisfaction of all conditions to closing, the Company may, within 30 days of termination, elect to receive a cash termination fee of $63.8 million.
The only remaining regulatory approval required for the consummation of the Merger is the approval from the Investment Commission, Ministry of Economic Affairs in Taiwan. The Company currently expects the transaction to close in the summer of 2020.
Note 3: Acquisition
Novasentis Inc. ("Novasentis")
On July 1, 2019, the Company acquired the remaining 72.1% interest in Novasentis for a purchase price of $2.7 million. Prior to July 2019, the Company owned 27.9% of Novasentis, a leading developer of film-based haptic actuators, and accounted for its investment using the equity method of accounting.

KEMET CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Note 4: Debt
A summary of debt is as follows (amounts in thousands):

	March 31,
	2020	2019
TOKIN Term Loan Facility (1)	$258,678	$276,808
Other, net (2)	6,106	6,393
Total debt	264,784	283,201
Current maturities	(29,111)	(28,430)
Total long-term debt	$235,673	$254,771
______________________________________________________________________________
(1) Amount shown is net of discount, bank issuance costs and other indirect issuance costs of $7.4 million and $8.7 million as of March 31, 2020 and 2019, respectively.
(2) Amounts shown are net of discounts of $0.4 million and $0.6 million as of March 31, 2020 and 2019, respectively.
The line item “Interest expense” on the Consolidated Statements of Operations for the fiscal years 2020, 2019 and 2018, respectively, is as follows (amounts in thousands):

	Fiscal Years Ended March 31,
	2020	2019	2018
Contractual interest expense	$6,935	$19,471	$30,323
Capitalized interest	(240)	(232)	(141)
Amortization of debt issuance costs	428	334	511
Amortization of debt (premium) discount	3,749	1,481	1,843
Imputed interest on acquisition related obligations	(4)	57	113
Interest expense on capital leases	153	128	233
Total interest expense	$11,021	$21,239	$32,882

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
The proceeds from the TOKIN Term Loan Facility were used by TOKIN to make intercompany loans (the “Intercompany Loans”) to KEMET Corporation. The proceeds, along with other cash on hand, were used to prepay in full KEMET Corporation’s prior term loan of $323.4 million and a prepayment premium of 1.0%, or $3.2 million.
The TOKIN Term Loan Facility consists of (i) a JPY 16.5 billion (approximately $146.0 million using the exchange rate as of November 7, 2018) Term Loan A tranche (the “Term Loan A”) and (ii) a JPY 16.5 billion (approximately $146.0 million using the exchange rate as of November 7, 2018) Term Loan B tranche (the “Term Loan B” and, together with the Term Loan A, collectively, the “Term Loans”). Principal payments under Term Loan A are required semi-annually, in the amount of JPY 1.4 billion (approximately $12.7 million using the exchange rate as of March 31, 2020), while the principal of Term Loan B is due in one payment at maturity. At each reporting period, the carrying value of the loan is translated from Japanese Yen to U.S. Dollars using the spot exchange rate as of the end of the reporting period.
Interest payments are due semi-annually on the Term Loans, with the interest rate based on a margin over the six-month Japanese TIBOR. The applicable margin for Term Loan A is 2.00% and for Term Loan B is 2.25%. Japanese TIBOR at March 31, 2020 was 0.13%. The effective interest rate for the TOKIN Term Loan Facility was 3.0% for the year ended March 31, 2020.

KEMET CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

The Term Loans mature on September 30, 2024. KEMET Corporation and certain subsidiaries of TOKIN provided guarantees of the obligations under the Term Loans, which are secured by certain assets, properties and equity interests of TOKIN and its material subsidiaries. As of March 31, 2020, properties and equipment with a net book value of $51.4 million were securing the Term Loans. The Term Loans contain customary covenants applicable to both KEMET Corporation and to TOKIN, including maintenance of a consolidated net leverage ratio, the absence of two consecutive years of consolidated operating losses and the maintenance of certain required levels of consolidated net assets. The TOKIN Term Loan Facility also contains customary events of default. The Company may prepay the Term Loans at any time, subject to certain notice requirements and reimbursement of loan breakage costs.
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
KEMET Corporation and KEC’s 100% owned domestic subsidiaries (“Guarantor Subsidiaries”) guarantee the U.S. facility obligations and the U.S. facility obligations are secured by a lien on substantially all of the assets of KEC and the Guarantor Subsidiaries. The collection accounts of the Borrowers and Guarantor Subsidiaries are subject to a daily sweep into a concentration account and the concentration account will become subject to full cash dominion in favor of the administrative agent (i) upon an event of default, (ii) if for five consecutive business days, aggregate availability of all facilities has been less than the greater of (A) 10% of the aggregate revolver commitments at such time and (B) $7.5 million, or (iii) if for five consecutive business days, availability of the U.S. facility has been less than $3.8 million (each such event, a “Cash Dominion Trigger Event”).
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
A fixed charge coverage ratio of at least 1.0:1.0 must be maintained as of the last day of each fiscal quarter ending immediately prior to or during any period in which any of the following occurs and is continuing until none of the following occurs for a period of at least forty-five consecutive days: (i) an event of default, (ii) aggregate availability of all facilities has been less than the greater of (A) 10% of the aggregate revolver commitments at such time and (B) $7.5 million, or (iii) availability of the U.S. facility has been less than $3.8 million. The fixed charge coverage ratio tests the EBITDA and fixed charges of KEMET Corporation and its subsidiaries on a consolidated basis.
In addition, the Revolver Agreement, as amended, includes various covenants that, subject to exceptions, limit the ability of KEMET Corporation and its direct and indirect subsidiaries to, among other things: incur additional indebtedness; create liens on assets; engage in mergers, consolidations, liquidations and dissolutions; sell assets (including pursuant to sale leaseback transactions); pay dividends and distributions on or repurchase capital stock; make investments (including acquisitions), loans, or advances; prepay certain junior indebtedness; engage in certain transactions with affiliates; enter into restrictive agreements; amend material agreements governing certain junior indebtedness; and change its lines of business. The Revolver Agreement includes certain customary representations and warranties, affirmative covenants and events of default. There were no borrowings under the revolving line of credit as of March 31, 2020 and 2019.
The Company’s available borrowing capacity under the Revolver Agreement was $34.3 million as of March 31, 2020.
Other Debt
In January 2017, KEMET Electronics Portugal, S.A., (“KEP”) a wholly owned subsidiary, entered into a program with the Portuguese government where KEP is eligible to receive interest free loans from the Portuguese government if KEP purchases fixed assets for certain projects approved by the Portuguese government. In January 2017, KEP received the first part of an interest free loan in the amount of EUR 2.2 million (or $2.5 million). In July 2017, KEP received the second part of the loan in the amount of EUR 0.3 million (or $0.3 million). The loan has a maturity date of February 1, 2025 and is being repaid through semi-annual payments of EUR 0.2 million (or $0.2 million) on August 1 and February 1 of each year
In February 2019, KEP received a second interest free loan from the Portuguese government in the amount of EUR 0.9 million (or $1.1 million). The loan has a maturity date of September 1, 2026 and will be repaid through semi-annual payments

KEMET CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

on March 1 and September 1 of each year beginning on March 1, 2021. The repayments will be in the amount of EUR 0.1 million (or $0.1 million).
Since the KEP debt is non-interest bearing, we have recorded debt discounts on the loans. These discounts are being amortized over the life of the loans through interest expense. If certain conditions are met by KEP, such as increased headcount at its facility in Evora, Portugal, increased revenue, and increased gross value added, a portion of these loans could be forgiven.
TOKIN has a short term borrowing pursuant to an agreement with The 77 Bank Limited, located in Japan, in the amount of 350 million yen (or $3.2 million), at an interest rate of 0.53% (Japanese TIBOR + 40 basis points). The loan is due in September 2020 and the loan agreement automatically renews for successive one year periods if both parties choose not to terminate or modify it.
The following table highlights the Company’s annual cash maturities of debt (amounts in thousands):

	Annual Maturities of Debt Fiscal Years Ended March 31,
	2021	2022	2023	2024	2025	Thereafter
TOKIN Term Loan Facility	$25,340	$25,340	$25,340	$25,340	$164,709	$—
Other	3,771	631	631	631	631	254
	$29,111	$25,971	$25,971	$25,971	$165,340	$254

Note 5: Restructuring
The Company has implemented restructuring plans which include programs to increase competitiveness by removing excess capacity, relocating production to lower cost locations, and eliminating unnecessary costs throughout the Company. Significant restructuring plans, which include personnel reduction costs that occurred during fiscal year ended March 31, 2020 are summarized below:

•
The Solid Capacitors reportable segment streamlined its vertical integration strategy by relocating its tantalum powder facility equipment from Carson City, Nevada to its existing Matamoros, Mexico plant. Production in Carson City, Nevada ceased as of December 31, 2019 and the relocation of the tantalum powder facility equipment to Matamoros, Mexico was substantially complete as of March 31, 2020.

•
The Film and Electrolytic reportable segment streamlined its manufacturing operations by relocating axial electrolytic production from its plant in Granna, Sweden to its existing Evora, Portugal plant to consolidate axial electrolytic production in an effort to further improve gross margins, net income, and cash flow. The axial electrolytic equipment relocation was complete as of July 2019 and the equipment is fully operational in Evora as of September 2019.

•	TOKIN Japan took a reduction in force to optimize business operations by reducing fixed costs in order to improve profitability. The reduction in force is expected to be completed by September 2020.

KEMET CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Significant restructuring plans that occurred during the fiscal year ended March 31, 2020 are summarized in the table below (amounts in thousands):

		Total expected to be incurred		Incurred during year ended March 31, 2020		Cumulative incurred to date
Restructuring Plan	Segment	Personnel Reduction Costs	Relocation & Exit Costs	Personnel Reduction Costs	Relocation & Exit Costs	Personnel Reduction Costs	Relocation & Exit Costs
Tantalum powder facility relocation (1)	Solid Capacitors	1,107	2,606	1,107	(777)	1,107	2,580
Axial electrolytic production relocation from Granna to Evora	Film and Electrolytic	732	4,313	732	2,018	732	4,313
TOKIN Japan fixed cost reduction (2)	MSA and Corporate	5,729	—	5,021	—	5,021	—
All Other	Corporate, Film and Electrolytic	1,505	432	758	23	1,198	432
______________________________________________________________________________
(1) The credit to relocation and exit costs during the fiscal year ended March 31, 2020 was due to the recovery of costs related to the sale of tantalum that was recovered (“tantalum reclaim”) as part of the plant exit activities.
(2) Personnel reduction costs of 5.0 million for the fiscal year ended March 31, 2020 are comprised of $3.5 million and $1.5 million in the MSA segment and corporate respectively.
A summary of the expenses aggregated on the Consolidated Statements of Operations line item “Restructuring charges” in the fiscal years ended March 31, 2020, 2019 and 2018, is as follows (amounts in thousands):

	Fiscal Years Ended March 31,
	2020	2019	2018
Personnel reduction costs	$7,618	$2,823	$12,587
Relocation and exit costs	1,264	5,956	2,256
Restructuring charges	$8,882	$8,779	$14,843

Fiscal Year Ended March 31, 2020
The Company incurred $8.9 million in restructuring charges in the fiscal year ended March 31, 2020, including $7.6 million in personnel reduction costs and $1.3 million in relocation and exit costs.
The personnel reduction costs of $7.6 million were primarily due to $5.0 million in severance charges due to headcount reductions at TOKIN Japan as part of a fixed cost reduction plan, $1.1 million in severance charges resulting from the closing of the tantalum powder facility in Carson City, Nevada, $0.7 million in severance charges resulting from the closing of the Granna, Sweden manufacturing plant as axial electrolytic production was moved to the plant in Evora, Portugal, and $0.5 million in severance charges related to personnel reductions resulting from a reorganization of Film and Electrolytic's management structure.
The relocation and exit costs of $1.3 million were primarily related to $2.0 million in costs resulting from the relocation of axial electrolytic production equipment from the Company's plant in Granna, Sweden to its plant in Evora, Portugal. This expense was partially offset by a $0.8 million credit related to tantalum reclaim at the tantalum powder facility in Carson City, Nevada.
Fiscal Year Ended March 31, 2019
The Company incurred $8.8 million in restructuring charges in the fiscal year ended March 31, 2019, including $2.8 million in personnel reduction costs and $6.0 million in relocation and exit costs.
The personnel reduction costs of $2.8 million were primarily due to $0.9 million in costs related to headcount reductions in the TOKIN legacy group across various internal and operational functions, $0.3 million in severance charges related to personnel reductions in the Film and Electrolytic reportable segment resulting from a reorganization of the segment's management structure, and $1.6 million in severance charges related to headcount reductions in the Tantalum product line due to a decline in MnO2 sales.

KEMET CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

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
The personnel reduction costs of $12.6 million were due to $5.2 million in costs related to a voluntary reduction in force in the Film and Electrolytic reportable segment's Italian operations; $4.4 million related to a headcount reduction in the TOKIN legacy group across various internal and operational functions; $2.7 million in severance charges across various overhead functions in the Simpsonville, South Carolina office as these functions were relocated to the Company's new corporate headquarters in Fort Lauderdale, Florida; and $0.2 million in headcount reductions related to a European sales reorganization.
The relocation and exit costs of $2.3 million included $0.9 million in lease termination penalties related to the relocation of global marketing, finance and accounting, and information technology functions to the Company's Fort Lauderdale office, $0.8 million in expenses related to the relocation of the K-Salt operations to the existing Matamoros, Mexico plant, $0.4 million in exit costs related to the shut-down of KFM operations, and $0.1 million related to the transfer of certain tantalum production from Simpsonville, South Carolina to Victoria, Mexico.
A reconciliation of the beginning and ending liability balances for restructuring charges included in the line items “Accrued expenses” and “Other non-current obligations” on the Consolidated Balance Sheets were as follows (amounts in thousands):

	Personnel Reductions	Relocation and Exit Costs
Balance at March 31, 2017	$999	$406
TOKIN opening balance	—	312
Costs charged to expense (1)	12,384	2,256
Costs paid or settled	(3,901)	(2,662)
Change in foreign exchange	147	18
Balance at March 31, 2018	9,629	330
Costs charged to expense	2,823	5,956
Costs paid or settled	(10,329)	(5,957)
Change in foreign exchange	(258)	(13)
Balance at March 31, 2019	1,865	316
Costs charged to expense	7,618	1,264
Costs paid or settled	(7,976)	(1,264)
Change in foreign exchange	3	7
Balance at March 31, 2020	$1,510	$323
______________________________________________________________________________
(1) Personnel reduction costs charged to expense include $0.2 million of relocation costs expensed as incurred, and therefore not included in accrued expenses for the fiscal year ended March 31, 2018.

KEMET CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Note 6: Goodwill and Intangible Assets
The changes in the carrying amount of goodwill by reportable segment for the years ended March 31, 2020 and 2019 were as follows (amounts in thousands):

	Solid Capacitors	Film and Electrolytic	MSA	Corporate	Total

Balance at March 31, 2018	$35,584	$—	$—	$4,710	$40,294
Acquisitions	—	—	—	—	—
Balance at March 31, 2019	35,584	—	—	4,710	40,294
Acquisitions (1)	—	916	—	—	916
Balance at March 31, 2020	$35,584	$916	$—	$4,710	$41,210
______________________________________________________________________________
(1) During the fiscal year 2020, the Company recorded goodwill of $0.9 million in association with the Novasentis acquisition. Refer to Note 3, “Acquisition” for more details on the Novasentis acquisition.
The following table highlights the Company’s intangible assets (amounts in thousands):

	March 31, 2020			March 31, 2019
	Carrying Amount	Accumulated Amortization	Net Amount	Carrying Amount	Accumulated Amortization	Net Amount
Indefinite Lived Intangible Assets:
Trademarks	$15,315	$—	$15,315	$15,151	$—	$15,151
In-process research and development (1)	3,000	—	3,000	—	—	$—
Total indefinite lived intangibles	18,315	—	18,315	15,151	—	15,151
Amortizing Intangibles:
Patents and acquired technology (10 - 18 years)	26,662	(13,466)	13,196	26,662	(12,046)	14,616
Customer relationships (10 - 21 years)	38,028	(16,826)	21,202	37,850	(13,868)	23,982
Other	203	(203)	—	214	(214)	—
Total amortizing intangibles	64,893	(30,495)	34,398	64,726	(26,128)	38,598
Total intangible assets	$83,208	$(30,495)	$52,713	$79,877	$(26,128)	$53,749
______________________________________________________________________________
(1) In-process research and development relates to haptic actuator products under development and expected to be commercialized in the future. In-process research and development was capitalized upon the acquisition of Novasentis. Refer to Note 3, “Acquisition” for more details on the Novasentis acquisition.
For fiscal years ended March 31, 2020, 2019, and 2018, amortization related to intangibles was $4.5 million, $4.5 million, and $4.3 million, respectively, consisting of amortization related to patents and acquired technology of $1.4 million each year, and amortization related to customer relationships of $3.1 million, $3.1 million, and $2.9 million, respectively.
The weighted-average useful life as of March 31, 2020 and 2019 for patents and acquired technology was 15.8 years and for customer relationships was 12.2 years. The weighted-average period prior to the next renewal for patents was 1.5 years and 2.5 years as of March 31, 2020 and 2019, respectively. Estimated amortization of intangible assets for each of the next five fiscal years is $4.5 million, and thereafter, amortization will total $11.9 million. Estimated amortization of patents and acquired technology for each of the next five fiscal years is $1.4 million, and thereafter, amortization will total $6.1 million. Estimated amortization of customer relationships for each of the next five fiscal years is $3.1 million, and thereafter, amortization will total $5.8 million.
For fiscal year 2020, the Company completed its impairment analysis on goodwill and intangible assets with indefinite useful lives as of January 1, 2020 and concluded that goodwill and indefinite-lived assets were not impaired.

KEMET CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Note 7: Equity Method Investments
The following table provides a reconciliation of equity method investments to the Company's Consolidated Balance Sheets (amounts in thousands):

	March 31,
	2020	2019
Nippon Yttrium Co., Ltd ("NYC")	$8,617	$8,215
NT Sales Co., Ltd ("NTS")	1,509	1,218
KEMET Jianghai Electronics Components Co., Ltd (“KEMET Jianghai”)	6,467	2,515
Novasentis	—	977
	$16,593	$12,925

TOKIN's Joint Ventures - NYC and NTS
NYC was established in 1966 by TOKIN and Mitsui Mining and Smelting Co., Ltd (“Mitsui”). NYC was established to commercialize yttrium oxides and the Company owns 30% of NYC's stock. The carrying amount of the Company's equity investment in NYC was $8.6 million and $8.2 million as of March 31, 2020 and 2019, respectively.
NTS was established in 2004 by TOKIN. However subsequent to its formation, TOKIN sold 67% of its stock. NTS provides world-class electronic devices by utilizing global procurement networks and the Company owns 33% of NTS' stock. During the year ended March 31, 2020, a significant portion of NTS' sales were TOKIN’s products. The carrying amount of the Company's equity investment in NTS was $1.5 million and $1.2 million as of March 31, 2020 and 2019, respectively.
Summarized transactions between TOKIN and NTS are as follows (amounts in thousands):

	Fiscal Year Ended March 31,
	2020	2019	2018
KEMET's sales to NTS	$49,841	$49,740	$52,883
NTS' sales to KEMET	1,112	2,501	1,616

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
The Company accounts for its investment using the equity method due to its ability to influence the joint venture's decisions. As of March 31, 2020, and 2019, the carrying amount of the Company's equity investment in KEMET Jianghai was $6.5 million and $2.5 million, respectively.
Summarized transactions between KEMET and KEMET Jianghai were as follows (amounts in thousands):

	Fiscal Year Ended March 31,
	2020	2019
KEMET Jianghai sales to KEMET	$2,131	$56

Investment in Novasentis
During fiscal year 2018, KEMET invested in Novasentis, a leading developer of film-based haptic actuators and accounted for its investment using the equity method of accounting. In July 2019, the Company purchased the remaining

KEMET CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

ownership interests in Novasentis and it became a wholly owned subsidiary. Refer to Note 3, “Acquisition” for further information. The carrying amount of the Company's equity investment in Novasentis was $1.0 million as of March 31, 2019.
Note 8: Reportable Segment and Geographic Information
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
Solid Capacitors
Solid Capacitors operates in nine manufacturing sites in the United States, Mexico and Asia, and operates innovation centers in the United States and Japan. Solid Capacitors primarily produces tantalum (polymer, aluminum, and MnO2) and ceramic capacitors which are sold globally. Solid Capacitors also produces tantalum powder used in the production of tantalum capacitors.
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
In the following tables, revenue is disaggregated by primary geographical market, sales channel, and major product lines. The tables also include reconciliations of the disaggregated revenue with the reportable segments for the fiscal years ended 2020, 2019 and 2018 (amounts in thousands):

KEMET CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

	Fiscal Year Ended March 31, 2020
	Solid Capacitors	Film and Electrolytic	MSA	Total

Primary geographical markets
Asia and the Pacific Rim ("APAC")	$411,359	$45,696	$52,106	$509,161
Europe, the Middle East, and Africa ("EMEA")	173,772	99,820	2,885	276,477
North and South America ("Americas")	258,329	29,180	9,420	296,929
Japan and Korea ("JPKO")	42,603	1,107	134,277	177,987
	$886,063	$175,803	$198,688	$1,260,554

Sales channel
OEM	$296,520	$70,700	$185,409	$552,629
Distributor	419,170	79,549	9,817	508,536
EMS	170,373	25,554	3,462	199,389
	$886,063	$175,803	$198,688	$1,260,554

Major product lines
Tantalum	$495,695	$—	$—	$495,695
Ceramics	390,368	—	—	390,368
Film and Electrolytic	—	175,803	—	175,803
MSA	—	—	198,688	198,688
	$886,063	$175,803	$198,688	$1,260,554

KEMET CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

	Fiscal Year Ended March 31, 2019
	Solid Capacitors	Film and Electrolytic	MSA	Total

Primary geographical markets
Asia and the Pacific Rim	$411,183	$51,923	$70,234	$533,340
Europe, the Middle East, and Africa	189,992	122,956	2,587	315,535
North and South America	297,167	30,462	10,213	337,842
Japan and Korea	37,496	899	157,706	196,101
	$935,838	$206,240	$240,740	$1,382,818

Sales channel
OEM	$290,058	$81,704	$226,544	$598,306
Distributor	475,190	100,113	9,315	584,618
EMS	170,590	24,423	4,881	199,894
	$935,838	$206,240	$240,740	$1,382,818

Major product lines
Tantalum	$563,255	$—	$—	$563,255
Ceramics	372,583	—	—	372,583
Film and Electrolytic	—	206,240	—	206,240
MSA	—	—	240,740	240,740
	$935,838	$206,240	$240,740	$1,382,818

KEMET CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

	Fiscal Year Ended March 31, 2018
	Solid Capacitors	Film and Electrolytic	MSA	Total

Primary geographical markets
Asia and the Pacific Rim	$350,791	$58,922	$70,274	$479,987
Europe, the Middle East, and Africa	156,169	119,649	2,080	277,898
North and South America	227,582	22,634	8,889	259,105
Japan and Korea	36,698	772	145,721	183,191
	$771,240	$201,977	$226,964	$1,200,181

Sales channel
OEM	$262,097	$86,049	$215,349	$563,495
Distributor	366,569	92,708	11,047	470,324
EMS	142,574	23,220	568	166,362
	$771,240	$201,977	$226,964	$1,200,181

Major product lines
Tantalum	$495,114	$—	$—	$495,114
Ceramics	276,126	—	—	276,126
Film and Electrolytic	—	201,977	—	201,977
MSA	—	—	226,964	226,964
	$771,240	$201,977	$226,964	$1,200,181

KEMET CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

The following highlights net sales by geographic location (amounts in thousands):

	Fiscal Years Ended March 31,(1)
	2020	2019	2018
United States	$246,821	$292,980	$233,133
Hong Kong	195,898	188,102	169,073
China	181,319	173,148	163,016
Japan	157,539	178,502	170,282
Germany	99,166	124,805	105,548
Europe (2)	84,504	76,149	64,248
Taiwan	58,364	88,853	78,728
Mexico	49,346	44,267	23,915
Asia Pacific (2)	46,455	47,233	36,647
Netherlands	39,329	44,065	39,684
United Kingdom	29,070	42,472	37,038
Malaysia	23,750	33,748	28,165
Singapore	23,047	19,417	17,267
Hungary	12,050	12,245	13,254
Italy	12,031	15,551	17,905
Other Countries (2)	1,865	1,281	2,278
Total Non-United States	1,013,733	1,089,838	967,048
	$1,260,554	$1,382,818	$1,200,181
______________________________________________________________________________
(1) Revenues are attributed to countries or regions based on the location of the customer. Net Sales to one customer, TTI, Inc., exceeded 10% of total net sales as follows: $154.6 million, $184.3 million and $133.5 million in fiscal years 2020, 2019 and 2018, respectively.
(2) No country included in this caption exceeded 3% of consolidated net sales for fiscal years 2020, 2019 and 2018.

KEMET CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

The following tables summarize information for operating income (loss), depreciation and amortization, restructuring charges, gain (loss) on write down and disposal of long-lived assets, and capital expenditures by reportable segment for the fiscal years ended 2020, 2019 and 2018 and total assets by reportable segment for the fiscal years ended 2020 and 2019 (amounts in thousands):

	Fiscal Years Ended March 31,
	2020	2019	2018
Operating income (loss):
Solid Capacitors	$345,245	$348,150	$234,473
Film and Electrolytic	(14,209)	8,183	3,622
MSA	13,101	22,546	15,694
Corporate	(196,271)	(178,030)	(140,937)
	$147,866	$200,849	$112,852
Depreciation and amortization expense:
Solid Capacitors	$33,462	$28,795	$27,329
Film and Electrolytic	10,142	9,763	10,918
MSA	7,379	5,226	4,407
Corporate	11,836	8,844	8,007
	$62,819	$52,628	$50,661
Restructuring charges:
Solid Capacitors	$517	$4,922	$983
Film and Electrolytic	3,458	2,717	5,788
MSA	3,516	452	3,343
Corporate	1,391	688	4,729
	$8,882	$8,779	$14,843
(Gain) loss on write down and disposal of long-lived assets
Solid Capacitors	$1,538	$235	$689
Film and Electrolytic	7,780	(93)	(3,356)
MSA	—	—	1,272
Corporate	10,392	1,518	403
	$19,710	$1,660	$(992)

Capital expenditures:
Solid Capacitors	$102,600	$80,700	$31,249
Film and Electrolytic	9,900	16,000	12,651
MSA	10,600	13,400	8,481
Corporate	23,231	35,956	12,623
	$146,331	$146,056	$65,004

KEMET CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

	March 31,
	2020	2019
Total assets:
Solid Capacitors	$888,046	$794,402
Film and Electrolytic	207,601	219,711
MSA	220,107	234,419
Corporate	77,343	69,563
	$1,393,097	$1,318,095

The following geographic information includes Property, plant and equipment, net, based on physical location (amounts in thousands):

	March 31,
	2020	2019
United States	$68,992	$57,095
Mexico	176,417	121,147
Japan	89,080	89,602
Thailand	82,905	82,389
China	51,120	45,815
Portugal	33,092	31,872
Italy	25,373	35,197
Macedonia	12,135	12,906
Bulgaria	6,014	5,480
Sweden	562	4,800
Other (1)	6,946	8,977
Total Non-United States	483,644	438,185
	$552,636	$495,280
______________________________________________________________________________
(1) No country included in this caption exceeded 1% of consolidated Property, plant and equipment net for fiscal years 2020 and 2019.
Note 9: (Gain) Loss on Write Down and Disposal of Long-Lived Assets
As described in Note 1, “Organization and Significant Accounting Policies,” the Company considers whether events or changes in circumstances have occurred that indicate that the carrying amount of long-lived assets may not be recoverable.
During fiscal year 2020, KEMET recorded a net loss on the write down and disposal of long-lived assets of $19.7 million, which was comprised of $18.9 million in impairment charges and $0.8 million in net losses on the sale and disposal of long-lived assets, which are recorded on the Consolidated Statements of Operations line item, “(Gain) loss on write down and disposal of long-lived assets.” The impairment charges of $18.9 million primarily consisted of (i) an $8.9 million impairment of previously capitalized IT application development costs related to a hosted arrangement that was abandoned; (ii) a $6.1 million impairment of buildings and equipment related to the Film and Electrolytic plant in Italy, which is operating significantly under capacity; (iii) a $1.4 million impairment related to under-utilized Solid Capacitors' equipment at the Thailand plant; (iv) a $0.9 million impairment of the Film and Electrolytic building in Sweden due to the relocation of operations to Portugal; and (v) a $0.8 million impairment related to an idle facility in Japan. In determining impairment write downs, the fair value of buildings are generally determined with the use of third-party appraisers. The fair value of equipment is generally determined using a combination of discounted cash flows expected to be generated from the equipment and judgment on the in-place value of specialty equipment that may not be economically feasible to relocate.
During fiscal year 2019, KEMET recorded a net loss on the write down and disposal of long-lived assets of $1.7 million, which was comprised of $0.7 million in impairment charges and $1.0 million in net losses on the sale and disposal of long-lived assets. The impairment charges were primarily related to the write down of idle land and machinery of $0.5 million

KEMET CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

and $0.2 million, respectively, at TOKIN. The $1.0 million net loss on the sale and disposal of long-lived assets primarily consisted of the disposal of furniture and fixtures resulting from the Company relocation of its corporate headquarters to Fort Lauderdale, Florida and the disposal of old machinery that was no longer being used.
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
Note 10: Pension and Other Post-retirement Benefit Plans
The Company sponsors twelve defined benefit pension plans: six in Europe, one in Singapore, two in Mexico, two in Japan, and one in Thailand. The Company funds the pension liabilities in accordance with laws and regulations applicable to those plans.
In addition, the Company maintains two frozen post-retirement benefit plans: health care and life insurance benefits for certain retired United States employees who reached retirement age while working for the Company. The health care plan is contributory, with participants’ contributions adjusted annually. The life insurance plan is non-contributory.

KEMET CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

A summary of the changes in benefit obligations and plan assets at March 31, 2020 and 2019 is as follows (amounts in thousands):

	Pension		Other Benefits
	2020	2019	2020	2019
Change in Benefit Obligation
Benefit obligation at beginning of the year	$148,440	$161,673	$312	$367
Service cost	4,562	4,716	—	—
Interest cost	1,830	1,815	9	11
Plan participants’ contributions	—	—	553	641
Plan amendments	792	—	—	—
Actuarial (gain) loss	(1,860)	1,146	(2)	(81)
Foreign currency exchange rate change	(1,684)	(8,402)	—	—
Gross benefits paid	(5,153)	(1,097)	(594)	(626)
Curtailments and settlements	(6,086)	(11,411)	—	—
Other events	(13)	—	—	—
Benefit obligation at end of year	$140,828	$148,440	$278	$312
Change in Plan Assets
Fair value of plan assets at beginning of year	$63,902	$71,491	$—	$—
Actual return on plan assets	(543)	1,165	—	—
Foreign currency exchange rate changes	487	(3,161)	—	—
Employer contributions	10,208	7,882	41	(15)
Settlements	(7,700)	(12,379)	—	—
Plan participants’ contributions	—	—	553	641
Gross benefits paid	(5,153)	(1,096)	(594)	(626)
Fair value of plan assets at end of year	$61,201	$63,902	$—	$—
Funded status at end of year
Fair value of plan assets	$61,201	$63,902	$—	$—
Benefit obligations	(140,828)	(148,440)	(278)	(312)
Amount recognized at end of year	$(79,627)	$(84,538)	$(278)	$(312)

The Company expects to contribute $4.4 million to the pension plans in fiscal year 2021, which includes direct contributions to be made for funded plans and benefit payments to be made for unfunded plans.
Amounts recognized in the Consolidated Balance Sheets at March 31, 2020 and 2019 consist of the following (amounts in thousands):

	Pension		Other Benefits
	2020	2019	2020	2019
Noncurrent asset	$2,317	$670	$—	$—
Current liability	(2,663)	(2,753)	(47)	(50)
Noncurrent liability	(79,281)	(82,455)	(231)	(262)
Net liability recognized, end of year	$(79,627)	$(84,538)	$(278)	$(312)

KEMET CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Amounts recognized in accumulated other comprehensive income (loss) at March 31, 2020 and 2019 consist of the following (amounts in thousands):

	Pension		Other Benefits
	2020	2019	2020	2019
Net actuarial loss (gain)	$16,673	$16,864	$(646)	$(793)
Prior service cost	2,034	1,325	—	—
Accumulated other comprehensive (income) loss	$18,707	$18,189	$(646)	$(793)

Although not reflected in the table above, the tax effect on the pension balances was $3.5 million and $2.4 million as of March 31, 2020 and 2019, respectively.
The components of net periodic benefit (income) costs for the fiscal years ended March 31, 2020, 2019 and 2018 are as follows (amounts in thousands):

	Pension			Other Benefits
	2020	2019	2018	2020	2019	2018
Net service cost	$4,562	$4,716	$4,585	$—	$—	$—
Interest cost	1,830	1,815	1,750	9	11	12
Expected return on plan assets (1)	(1,913)	(2,037)	(1,956)	—	—	—
Amortization:
Actuarial (gain) loss (2)	444	396	393	(148)	(167)	(191)
Prior service cost	83	87	87	—	—	—
Recurring activity	5,006	4,977	4,859	(139)	(156)	(179)
One time expense (income) (3)	1,949	115	(71)	—	—	—
Net periodic benefit cost (credit)	$6,955	$5,092	$4,788	$(139)	$(156)	$(179)
______________________________________________________________________________
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
(3) The one time expense of $1.9 million in fiscal year 2020 relates to curtailment and settlement on the two defined benefit pension plans in Mexico, driven by headcount reductions in excess of ten percent.
All of the amounts in the table above, other than net service cost, were recorded in the line item “Other (income) expense, net” in the Consolidated Statements of Operations.
The estimated amounts related to pensions that will be amortized from accumulated other comprehensive income into net periodic benefit costs in fiscal year 2021 are actuarial losses of $0.2 million, and prior service costs of $0.2 million. The estimated amounts related to other benefits that will be amortized from accumulated other comprehensive income into net periodic benefit costs in fiscal year 2021 are actuarial gains of $0.1 million.

KEMET CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

The asset allocation for the Company’s defined benefit pension plans at March 31, 2020 and the target allocation for 2020, by asset category, are as follows:

Asset Category	Target Allocation (%)	Plan Assets at March 31, 2020 (%)
Insurance (1)	1	1
International equities	34	31
International bonds	61	62
Other	4	6
Total	100	100
______________________________________________________________________________
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
Other changes in plan assets and benefit obligations recognized in Accumulated other comprehensive income (loss) are as follows (amounts in thousands):

	Pension			Other Benefits
	2020	2019	2018	2020	2019	2018
Current year actuarial (gain) loss	$588	$1,684	$(184)	$(2)	$(81)	$64
Amortization of actuarial gain (loss)	(779)	(511)	(322)	148	167	191
Current year prior service cost	792	—	—	—	—	—
Amortization of prior service cost	(83)	(87)	(87)	—	—	—
Total recognized in other comprehensive income	$518	$1,086	$(593)	$146	$86	$255
Total recognized in net periodic benefit cost and other comprehensive income (loss)	$7,473	$6,178	$4,195	$7	$(70)	$76

Each of these changes has been factored into the following benefit payments schedule for the next ten fiscal years. The Company expects to have benefit payments in the future as follows (amounts in thousands):

	Expected benefit payments
	2021	2022	2023	2024	2025	2026 - 2030
Pension benefits	$6,438	$7,893	$7,353	$9,154	$9,866	$52,682
Other benefits	48	43	38	33	28	85
Total	$6,486	$7,936	$7,391	$9,187	$9,894	$52,767

KEMET CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

The following weighted-average assumptions were used to determine the projected benefit obligation at the measurement date and the net periodic cost for the pension and post-retirement plan (amounts in thousands except percentages):

	Pension		Other Benefits
	2020	2019	2020	2019
Projected benefit obligation:
Discount rate	1.2%	1.2%	2.5%	3.3%
Rate of compensation increase	3.5%	3.5%	—%	—%
Health care cost trend on covered charges			6.25% decreasing to ultimate trend of 5.0% in 2025	6.5% decreasing to ultimate trend of 5.0% in 2025
Net periodic benefit cost:
Discount rate	1.2%	1.3%	3.3%	3.5%
Rate of compensation increase	3.5%	3.5%	—%	—%
Expected return on plan assets	2.9%	3.0%	—%	—%
Health care cost trend on covered charges			6.5% decreasing to ultimate trend of 5.0% in 2025	7.0% decreasing to ultimate trend of 5.0% in 2022

The measurement date used to determine pension and post-retirement benefits is March 31.
The Company evaluated input from its third-party actuary to determine the appropriate discount rate. The determination of the discount rate is based on various factors such as the rate on bonds, term of the expected payouts, and long-term inflation factors.
The following table sets forth by level, within the fair value hierarchy as described in Note 1, the pension plan’s assets, required to be carried at fair value on a recurring basis as of March 31, 2020 and March 31, 2019 (amounts in thousands):

	Fair Value March 31, 2020	Fair Value Measurement Using			Fair Value March 31, 2019	Fair Value Measurement Using
		Level 1	Level 2 (1)	Level 3 (2)		Level 1	Level 2	Level 3
Cash and cash equivalents	$96	$96	$—	$—	$319	$319	$—	$—
Equity securities:
International equities	18,895	—	18,895	—	19,965	—	19,965	—
Fixed income securities:
International bonds	37,799	—	37,799	—	39,030	—	39,030	—
Insurance contracts	629	—	—	629	642	—	—	642
Diversified growth funds	3,782	—	3,782	—	3,946	—	3,946	—
	$61,201	$96	$60,476	$629	$63,902	$319	$62,941	$642
______________________________________________________________________________
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
The table below sets forth a summary of changes in the fair value of the defined benefit pension plan’s Level 3 assets for the fiscal years ended March 31, 2019 and March 31, 2020 (amounts in thousands):

KEMET CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Balance at March 31, 2018	$697
Actual return on plan assets	20
Employer contributions	233
Benefits paid	(247)
Foreign currency exchange rate change	(61)
Balance at March 31, 2019	$642
Actual return on plan assets	18
Employer contributions	226
Benefits paid	(241)
Foreign currency exchange rate change	(16)
Balance at March 31, 2020	$629

The Company also sponsors a deferred compensation plan for highly compensated employees. The plan is non-qualified and allows certain employees to contribute to the plan. Company matches, net of gains (losses) related to the deferred compensation plan, were $47 thousand in fiscal year 2020, $51 thousand in fiscal year 2019, and $206 thousand in fiscal year 2018. Total benefits accrued under this plan were $0.4 million and $2.3 million at March 31, 2020 and March 31, 2019, respectively.
In addition, the Company has a defined contribution retirement plan (the “Savings Plan”) in which all United States employees who meet certain eligibility requirements may participate. A participant may direct the Company to contribute amounts, based on a percentage of the participant’s compensation, to the Savings Plan through the execution of salary reduction agreements. In addition, the participants may elect to make after-tax contributions. The Company matches contributions to the Savings Plan up to 6% of the employee’s salary. The Company made matching contributions of $3.2 million, $2.8 million and $2.2 million in fiscal years 2020, 2019, and 2018, respectively.
Note 11: Stock-Based Compensation
The Company’s stock-based compensation plans are broad-based, long-term retention programs intended to attract and retain talented employees and align stockholder and employee interests.
The major components of stock-based compensation expense are as follows (amounts in thousands):

	Fiscal year ended March 31, 2020		Fiscal year ended March 31, 2019		Fiscal year ended March 31, 2018
	RSUs	LTIPs	RSUs	LTIPs	RSUs	LTIPs
Cost of sales	$2,185	$1,658	$1,502	$1,254	$865	$654
Selling, general and administrative expenses	4,831	2,972	7,338	2,413	4,195	1,695
Research and development	146	292	88	271	46	202
	$7,162	$4,922	$8,928	$3,938	$5,106	$2,551

As of March 31, 2020, the KEMET Corporation Omnibus Incentive Plan (the “Incentive Plan”), which amended and restated the KEMET Corporation 2014 Amendment and Restatement of the KEMET Corporation 2011 Omnibus Equity Incentive Plan, approved by the Company’s stockholders on August 2, 2017, is the only plan the Company has to issue equity-based awards to executives and key employees. Upon adoption of the Incentive Plan, no further awards were permitted to be granted under the Company’s prior plans, including the 1992 Key Employee Stock Option Plan, the 1995 Executive Stock Option Plan, and the 2004 Long-Term Equity Incentive Plan (collectively, the “Prior Plans”).
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
Options issued under these plans vest within one to three years and expire ten years from the grant date. There have been no new option grants since fiscal year 2014, and all options were fully vested as of March 31, 2017.
If available, the Company issues shares of Common Stock from treasury stock upon exercise of stock options and vesting of restricted stock units. The Company has no plans to purchase additional shares in conjunction with its employee stock option plans in the near future.
Employee stock option activity for fiscal year 2020 is as follows:

	Options (in thousands)	Weighted- Average Exercise Price
Outstanding at April 1, 2019	155	$6.37
Exercised	(59)	5.46
Expired	(4)	4.47
Outstanding and exercisable at March 31, 2020	92	7.04

Remaining weighted average contractual life of options outstanding and exercisable (years)		2.28
Amounts included in the following table are in thousands, except weighted average fair value and weighted average exercise price:

	Fiscal Years Ended March 31,
	2020	2019	2018
Intrinsic value
Stock options exercised	963	1,296	6,914
Options outstanding and currently exercisable	1,574	1,644	2,713

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
Restricted Stock Units (“RSU’s”) and Long-term Incentive Plans (“LTIP”)
The Company grants RSUs to members of the Board of Directors (“Board”), the Chief Executive Officer and a limited group of executives. In fiscal year 2020, RSUs granted to the Board vested immediately and time-based RSUs granted to certain officers under the key manager stock program vest over 3 years. Once vested and settled, RSUs are converted into stock. For members of the Board and key members of management, such stock cannot be sold until 90 days after termination of service with the Company, or until the individual achieves the targeted ownership under the Company’s stock ownership guidelines, and then only to the extent that such ownership exceeds the target. As of March 31, 2020, and 2019, unrecognized compensation costs related to the non-vested restricted stock share-based compensation arrangements granted were $7.3 million and $8.0 million, respectively. The expense is being recognized over the respective vesting periods.
Historically the Board of the Company has approved annual LTIPs which cover two-year periods and are primarily based upon the achievement of an adjusted EBITDA range for the two-year period. At the time of the award, the individual

KEMET CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

plans entitle the participants to receive cash or RSUs, or a combination of both as determined by the Company's Board. The Company assesses the likelihood of meeting the Adjusted EBITDA financial metric on a quarterly basis and adjusts compensation expense to match expectations. The 2017/2018 LTIP, 2018/2019 LTIP, 2019/2020 LTIP and 2020/2021 LTIP also awarded time-based RSUs which vest over the course of three years from the grant date and are not subject to a performance metric. Any related liability (for the cash portion of the LTIP) is reflected in the line item “Accrued expenses” on the Consolidated Balance Sheets and any RSU commitment is reflected in the line item “Additional paid-in capital” on the Consolidated Balance Sheets. As of March 31, 2020, and 2019, unrecognized compensation costs related to the cash portion of LTIP arrangements granted were $1.9 million and $2.4 million, respectively. As of March 31, 2020, and 2019, unrecognized compensation costs related to the stock portion of LTIP arrangements granted were $3.9 million and $4.1 million, respectively. The expense is being recognized over the respective vesting periods.
The following is the performance-based vesting schedule of RSUs under each respective LTIP, subject to the respective participant’s continued employment with KEMET (shares in thousands):

	2020/2021 (1)	2019/2020 (1)	2018/2019 (2)	2017/2018 (2)
Performance-based award vesting fiscal year 2021	—	99	—	—
Potential performance-based award vesting fiscal year 2022	49	98	—	—
Potential performance-based award vesting fiscal year 2023	49	—	—	—
______________________________________________________________________________
(1) Estimated shares to vest based upon current performance expectations. The final number of shares depends on the achievement of performance metrics.
(2) The performance portion of the 2018/2019 and 2017/2018 LTIP are payable in cash.
The following is the time-based vesting schedule of RSUs under each respective LTIP, subject to the respective participant’s continued employment with KEMET (shares in thousands):

	2020/2021	2019/2020	2018/2019	2017/2018
Time-based award vested fiscal year 2020	—	53	58	156
Time-based award vesting fiscal year 2021	63	50	55	—
Time-based award vesting fiscal year 2022	63	51	—	—
Time-based award vesting fiscal year 2023	65	—	—	—

RSU activity, including performance-based and time-based LTIP activity, for fiscal year 2020 is as follows (amounts in thousands except fair value):

	Shares	Weighted- average Fair Value on Grant Date
Non-vested RSUs at April 1, 2019	1,415	$15.19
Granted	626	21.89
Vested (1)	(640)	12.08
Forfeited	(59)	18.49
Non-vested RSUs at March 31, 2020	1,342	$19.66
______________________________________________________________________________
(1) 37,377 in RSUs were settled for $0.4 million in cash.
In the Operating activities section of the Consolidated Statements of Cash Flows, stock-based compensation expense is treated as an adjustment to net income for fiscal years 2020, 2019 and 2018.

KEMET CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Note 12: Income Taxes
The components of income before income taxes and equity income (loss) from equity method investments are as follows (amounts in thousands):

	Fiscal Years Ended March 31,
	2020	2019	2018
Domestic (U.S.)	$31,937	$95,639	$141,582
Foreign (Outside U.S.)	47,894	74,792	45,485
Total	$79,831	$170,431	$187,067

The provision for income tax expense (benefit) is as follows (amounts in thousands):

	Fiscal Years Ended March 31,
	2020	2019	2018
Current:
Federal	$3,387	$170	$223
State and local	522	161	50
Foreign	10,288	9,966	8,295
Total current income tax expense	14,197	10,297	8,568
Deferred:
Federal	16,486	(43,804)	(807)
State and local	871	(773)	(96)
Foreign	6,972	(5,180)	1,467
Deferred tax expense (benefit)	24,329	(49,757)	564
Provision for income tax expense (benefit)	$38,526	$(39,460)	$9,132

KEMET CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Differences between the provision for income taxes on earnings from continuing operations and the amount computed using the U.S. Federal statutory income tax rate are as follows (amounts in thousands):

	Fiscal Years Ended March 31,
	2020	2019	2018
Amount computed using the statutory rate (1)	21.0%	21.0%	31.6%
Change in U.S. valuation allowance	0.2	(39.8)	(35.7)
Effect of prior year adjustments	6.1	1.4	(0.7)
IRC section 162(m) limitation (2)	1.1	2.7	—
Taxable foreign source income	6.0	2.1	11.8
Other current year adjustments	2.1	—	0.3
Non-taxable gain from bargain purchase	—	—	(22.0)
Deduction related to APA settlement	—	(1.4)	—
Tax-deductible equity compensation	(1.3)	(2.5)	(3.0)
Differences due to U.S. tax law changes (3)	0.2	—	26.9
State income taxes, net of federal taxes (4)	1.2	(0.4)	(1.8)
Change in U.S. tax exposure reserves	3.0	—	—
Change in foreign operations tax exposure reserves	1.0	0.1	0.5
Foreign tax rate differential	5.4	3.8	(0.2)
Change in foreign tax law	0.1	(1.2)	0.1
Change in foreign operations valuation allowance	(0.4)	(24.1)	(3.6)
Nondeductible expenses related to antitrust litigation	—	8.4	0.3
Other effect of foreign operations	2.6	6.7	0.4
Provision for income tax expense (benefit)	48.3%	(23.2)%	4.9%
______________________________________________________________________________
(1) The statutory income tax rate for the fiscal year ended March 31, 2017 was 35%. The Tax Cuts and Jobs Act (“TCJA”) enacted on December 22, 2017 reduced the U.S. federal corporate tax rate from 35% to 21%, effective January 1, 2018. Based on the fiscal year of the Company ending on March 31, the statutory income tax rate for the fiscal year ended March 31, 2018 is a blended rate of 31.6% based on the number of days in the fiscal year before January 1, 2018 and the number of days in the fiscal year after December 31, 2017. The statutory income tax rate for the fiscal years ended March 31, 2020 and 2019 is 21%.
(2) Fiscal year ended March 31, 2019 includes $1.5 million related to the expansion of the Sec. 162(m) limitation due to TCJA tax law changes.
(3) Fiscal year ended March 31, 2018 is due to tax law changes consisting of $4.8 million related to foreign earnings and $45.6 million related to TCJA tax rate adjustment.
(4) Fiscal year ended March 31, 2018 consists mainly of $3.7 million related to the revaluation of state net operating loss carryforwards as a result of the change in the federal tax rate due to the TCJA.

KEMET CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

The components of deferred tax assets and liabilities are as follows (amounts in thousands):

	March 31,
	2020	2019
Deferred tax assets:
Net operating loss carry forwards	$60,170	$78,903
Sales allowances and inventory reserves	10,370	11,076
Medical and employee benefits	29,890	35,283
Depreciation and differences in basis	3,193	5,337
Leased assets	573	201
Accrued restructuring	310	469
Anti-trust fines and settlements	11,883	910
Tax credits	4,934	3,644
Stock-based compensation	4,607	5,589
Other	2,641	970
Total deferred tax assets before valuation allowance	128,571	142,382
Less valuation allowance	(64,477)	(58,658)
Total deferred tax assets	64,094	83,724
Deferred tax liabilities:
Unremitted earnings of subsidiaries	(23,972)	(21,959)
Amortization of intangibles and debt discounts	(11,369)	(11,996)
Non-amortized intangibles	(1,587)	(1,551)
Total deferred tax liabilities	(36,928)	(35,506)
Net deferred tax assets (liabilities)	$27,166	$48,218

The change in net deferred income tax asset (liability) for fiscal year 2020 is presented below (amounts in thousands):

Balance at March 31, 2019	$48,218
Deferred income tax resulting from business combination	399
Deferred income taxes related to continuing operations	(24,329)
Deferred income taxes related to other comprehensive income	4,030
Foreign currency translation	(1,152)
Balance at March 31, 2020	$27,166

KEMET CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

The following table presents the annual activities included in the deferred tax valuation allowance (amounts in thousands):

Valuation Allowance for Deferred Tax Assets
Balance at March 31, 2017	$163,898
Charge (benefit) to costs and expenses	8,647
Deductions	(1,144)
Balance at March 31, 2018	171,401
Charge (benefit) to costs and expenses	(112,080)
Deductions	(663)
Balance at March 31, 2019	58,658
Additions, Business Combination	6,547
Charge (benefit) to costs and expenses	(658)
Deductions	(70)
Balance at March 31, 2020	$64,477

In fiscal year 2020, the valuation allowance increased $5.8 million, primarily related to the acquisition of Novasentis. In fiscal year 2019, the valuation allowance decreased $112.7 million, of which $44.9 million related to a valuation allowance decrease for the foreign group and $67.8 million related to a valuation allowance decrease for the U.S. group. The $44.9 million decrease in valuation allowance related to the foreign group primarily was comprised of a $35.5 million decrease related to changes in temporary differences and utilization of net operating loss carryforwards and a $5.5 million release in valuation allowance. The $67.8 million decrease in the valuation allowance related to the U.S. group primarily was comprised of a $26.9 million utilization of net operating loss carryforwards and a $44.2 million release in valuation allowance based on changes in judgment about the realizability of deferred tax assets in future years.

As of March 31, 2020, and 2019, the Company’s deferred tax assets were reduced by a valuation allowance of $64.5 million and $58.7 million, respectively. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences, net of the existing valuation allowances as of March 31, 2020. For a portion of the U.S. federal and some state jurisdictions there is a greater likelihood of not realizing the future tax benefits of deferred tax assets, and, accordingly, the Company has recorded valuation allowances of $23.5 million related to the net deferred tax assets in these jurisdictions. For the foreign jurisdictions, a valuation allowance of $41.0 million has been recorded where the Company does not expect to fully realize the deferred tax assets in the future. The amount of deferred tax assets considered realizable could be reduced in the future if estimates of future taxable income during the carryforward period change.
As of March 31, 2020, the Company has gross U.S. federal net operating loss carryforwards of $82.4 million, of which $75.3 million will expire between fiscal years 2026 and 2037, and the remaining $7.1 million can be carried forward indefinitely. Certain of the Company's U.S. federal net operating loss carryforwards are subject to annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended (the “Code”) and similar state provisions. Such annual limitation could result in the expiration of the net operating loss carryforwards before utilization. The Company has state net operating losses of $545.0 million, of which $1.6 million will expire in one year if unused. The remaining state net operating losses are available to offset future state taxable income, if any, through 2040. Foreign subsidiaries, primarily in Japan, Italy, Thailand, Hong Kong, United Kingdom, and Sweden, had net operating loss carryforwards totaling $114.4 million of which none will expire within one year if unused.

KEMET CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

At March 31, 2020, the U.S. consolidated group of companies had the following tax credit carryforwards available (amounts in thousands):

	Tax Credits ($)	Fiscal Year of Expiration
U.S. research credits	$2,877	2022-2025
Texas franchise tax credits	1,902	2026
Federal business tax credits	33	2028
Foreign local tax credits	122	various

The Company conducts business in Macedonia and Thailand through subsidiaries that qualify for a tax holiday. The tax holiday for Macedonia will terminate on July 27, 2021. For calendar years 2018, 2019, and 2020, the statutory rate of 10% for Macedonia was reduced to zero. The tax holiday for Thailand's SC BOI income will terminate on June 15, 2020, and the tax holiday for Thailand's TA BOI income terminated on June 28, 2019. For the 2020 fiscal year, the statutory rate of 20% was applied to income that was earned outside the tax holiday and for the remaining income, the statutory rate was reduced to zero.
Prior to the TCJA, earnings of a foreign subsidiary were taxed when remitted to the U.S. With the Tax Cuts and Jobs Act of 2017, the Company is permitted a 100% exemption from U.S. tax on foreign earnings remitted to the U.S. and the U.S group recognized no deferred tax liability at March 31, 2020 and 2019 relating to unremitted foreign earnings. The Company asserts that no foreign earnings subject to a withholding tax will be remitted to the U.S.
At March 31, 2020, the Company had $19.4 million of unrecognized tax benefits. A reconciliation of gross unrecognized tax benefits (excluding interest and penalties) is as follows (amounts in thousands):

	Fiscal Years Ended March 31,
	2020	2019	2018
Beginning of fiscal year	$18,877	$8,680	$7,390
Additions from business combinations	—	—	1,270
Additions for tax positions of the current year	490	2,027	1,078
Additions for tax positions of prior years	2,286	11,735	—
Reductions for tax positions of prior years	(1,831)	(633)	(1,058)
Lapse in statute of limitations	(16)	(9)	—
Settlements	(439)	(2,923)	—
End of fiscal year	$19,367	$18,877	$8,680

At March 31, 2020, $17.4 million of the $19.4 million of unrecognized income tax benefits would affect the Company’s effective income tax rate, if recognized. The remainder of $2.0 million primarily results from positions which if sustained would be fully offset by a change in valuation allowance. It is reasonably possible that the total unrecognized tax benefit could decrease by $5.8 million in fiscal year 2021 if the advanced pricing arrangement for one of the Company’s foreign subsidiaries is agreed to by the foreign tax authority and certain U.S. taxable foreign source income is recognized.
The Company records potential interest and penalty expenses related to unrecognized income tax benefits in income tax expense. The Company had $0.5 million of aggregate accrued interest and penalties at both March 31, 2020 and 2019. To the extent interest and penalties are not assessed with respect to uncertain tax positions, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision.

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

KEMET CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Tax Cuts and Jobs Act
The TCJA was enacted on December 22, 2017. The Act reduced the US federal corporate tax rate from 35% to 21%, required companies to pay a one-time transition tax on prior earnings of certain foreign subsidiaries that were previously tax deferred, and created new taxes on certain foreign-sourced earnings. Certain provisions of the Act did not impact the Company until fiscal year 2019. These provisions include, but are not limited to, the base erosion anti-abuse tax (“BEAT”), the provision designed to tax global intangible low-taxed income (“GILTI”), the foreign-derived intangible income (“FDII”) provision, the expansion of the IRC Sec. 162(m) limitation, and the provision designed to limit interest expense deductions. In fiscal year 2019, the Company completed its accounting for the enactment-date income tax effects of the Act.
The one-time transition tax was based on the Company’s total post-1986 earnings and profits which were previously deferred from U.S. income taxes under U.S. law. In previous periods, the Company recorded provisional amounts for its one-time transition tax liability for each of its foreign subsidiaries. Upon further analysis of the Act and notices and regulations issued and proposed under Internal Revenue Code (“IRC”) Section 965 by the U.S. Department of Treasury and the Internal Revenue Service, the Company finalized its calculations of the transition tax liability. The final net taxable income the Company reported on its 2018 federal income tax return, after allowable deductions under IRC Section 965(c), was $40.1 million. The transition tax component of income tax expense was offset by the utilization of available U.S. federal net operating loss carryforwards, resulting in no net cash tax liability.
The Company's policy is to account for GILTI as a period cost in the year the tax is incurred and, therefore, does not record any deferred taxes related to GILTI. For fiscal year 2020, the Company had no taxable income from GILTI. In addition, other provisions such as BEAT, FDII, and 163(j) are relevant to the Company but had no income tax impact for fiscal year 2020.
CARES Act
On March 27, 2020, Congress enacted The Coronavirus Aid, Relief, and Economic Security Act (“the CARES Act”) in response to the COVID-19 pandemic. The CARES Act provides $2 trillion of economic support and stimulus through a variety of provisions for individuals and businesses. Corporate and employer-focused provisions include, but are not limited to, the following: (i) payroll tax deferral; (ii) employee retention credit; (iii) modifications to net operating losses; (iv) modification to the limitation on business interest under Section 163(j); (v) Qualified Improvement Property technical correction; (vi) acceleration of previously generated corporate AMT credits; and (vii) modifications to the charitable contribution limitation. The Company analyzed the provisions of the CARES Act and concluded that there are no significant income tax impacts to KEMET as of March 31, 2020.
Note 13: Derivatives
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
The balance sheet classifications and fair value of derivative instruments designated as hedges as of March 31, 2020 and 2019 are as follows (amounts in thousands):

		Fair Value of Derivative Instruments
		March 31, 2020			March 31, 2019
	Balance Sheet Location	As Presented	Offset	Gross	As Presented	Offset	Gross
Derivative assets
Cross-currency swaps	Other assets	$—	$10,366	$10,366	$3,485	$—	$3,485
Foreign exchange contracts	Prepaid and other current assets	—	—	—	564	645	1,209

Derivative liabilities
Cross-currency swaps	Other non-current obligations	4,318	10,366	14,684	—	—	—
Foreign exchange contracts	Accrued expenses	13,992	—	13,992	—	645	645
Foreign exchange contracts	Other non-current obligations	1,977	—	1,977	—	—	—

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

The notional value of this contract was JPY 28.9 billion or $255.4 million at March 31, 2020 and JPY 31.6 billion or $279.7 million at March 31, 2019.
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
Unrealized gains and losses associated with the change in fair value of the foreign exchange contracts are recorded in AOCI. Changes in the derivatives’ fair values are deferred and recorded as a component of AOCI until the underlying transaction is settled and recorded to the Consolidated Statement of Operations. When the hedged item affects income, gains or losses are reclassified from AOCI to the Consolidated Statement of Operations as Cost of Sales for foreign exchange contracts to purchase such foreign currency. The notional value of outstanding Peso contracts was $106.6 million and $74.3 million as of March 31, 2020 and 2019, respectively.
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

KEMET CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

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

The notional value of these contracts was JPY 28.9 billion, or $263.8 million as of March 31, 2020.
Hedging Strategy Impact on Statements of Operations
The following tables present gain and loss activity for the fiscal years ended March 31, 2020, 2019, and 2018 for derivative instruments designated as hedges (amounts in thousands):

			Fiscal Year Ended March 31, 2020
			Gain (Loss)
Derivative Instrument	Hedge Designation	Location of Gain (Loss) Recognized in Statements of Operations	Recognized in AOCI	Reclassified from AOCI to Income	Recorded Directly to Income
Cross-currency swaps (1)	Fair Value	Other income (expense), net	$(346)	$(1,622)	$3,337
Cross-currency swaps (2)	Net Investment	Other income (expense), net	18,152	10,278	—
Cross-currency swaps (3)	Cash Flow	Other income (expense), net	(21,656)	(4,670)	—
Foreign exchange contracts (4)	Cash Flow	Cost of sales	(13,422)	3,111	—

			Fiscal Year Ended March 31, 2019
			Gain (Loss)
Derivative Instrument	Hedge Designation	Location of Gain (Loss) Recognized in Statements of Operations	Recognized in AOCI	Reclassified from AOCI to Income	Recorded Directly to Income
Cross-currency swaps (1)	Fair Value	Other income (expense), net	$(6,383)	$(4,134)	$6,034
Cross-currency swaps (2)	Net Investment	Other income (expense), net	5,009	4,230	—
Foreign exchange contracts (4)	Cash Flow	Cost of sales	(1,286)	(698)	—

Fiscal Year Ended March 31, 2018
Gain (Loss)
Derivative Instrument	Hedge Designation	Location of Gain (Loss) Recognized in Statements of Operations	Recognized in AOCI	Reclassified from AOCI to Income	Recorded Directly to Income
Cross-currency swaps (1)	Fair Value	Other income (expense), net	$—	$—	$—
Cross-currency swaps (2)	Net Investment	Other income (expense), net	—	—	—
Foreign exchange contracts (4)	Cash Flow	Cost of sales	667	2,420	—
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
(3) Amounts recognized in AOCI represent the total change in the fair value of the derivative instruments. Amounts reclassified from AOCI to income represent the change in the fair value of the derivative instruments related of the effective portion of the qualifying hedges, as well as amortization of the excluded components based upon the instruments' periodic coupons. For the fiscal year ended March 31, 2020, the amount reclassified to income from AOCI includes $2.6 million in gains related to the effective portion of the hedges and $7.3 million in losses related to amortization of the excluded components.
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

KEMET CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

The following tables present the total amount of each income and expense line item presented in the Consolidated Statements of Operations in which the results of fair value and cash flow hedges are recorded and the effects of those hedging strategies on income (amounts in thousands):

	Cost of sales
	Fiscal Year Ended March 31,
	2020	2019	2018
Total income (expense) in Statements of Operations	$(840,066)	$(924,276)	$(860,744)

Cash flow hedging impact
Foreign exchange contracts:
Gain (loss) reclassified from AOCI to income (1)	3,111	(698)	2,420

	Other income (expense), net
	Fiscal Year Ended March 31,
	2020	2019	2018
Total income (expense) in Statements of Operations	$4,356	$(4,513)	$(14,692)

Fair value hedging impact
Cross-currency swaps:
Gain (loss) on hedged item	(3,337)	(6,034)	—
Gain (loss) on derivative instrument (2)	1,715	1,900	—

Cash flow hedging impact
Cross-currency swaps:
Gain (loss) reclassified from AOCI to income (3)	(4,670)	—	—
______________________________________________________________________________
(1) Net losses of $11.0 million are expected to be reclassified from AOCI into income within the next 12 months.
(2) Amounts recognized in income include the change in the fair value of the derivative instruments related to the effective portion of the qualifying hedges and amortization of the excluded components.
(3) Net losses of $7.9 million are expected to be reclassified from AOCI into income within the next 12 months.
Note 14. Leases
The Company’s operating leases are primarily for sales and administrative offices and manufacturing facilities. These operating leases have lease periods expiring between 2020 and 2061. The Company’s finance leases are primarily for vehicles and certain network equipment. These leases expire between 2020 and 2029.
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

KEMET CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

The components of lease expense for the fiscal year ended March 31, 2020 are as follows (amounts in thousands):

Fiscal Year Ended March 31, 2020
Operating lease expense
Operating lease cost	$12,033
Variable lease cost and other, net (1)	1,205
Short-term lease cost	31
Sublease income	(79)
Finance lease expense
Amortization of right-of-use assets	1,323
Interest	152
Total lease expense	$14,665
______________________________________________________________________________
(1) Predominantly includes common area maintenance and parking expenses.
Supplemental balance sheet information related to operating and finance leases as of March 31, 2020 is as follows (amounts in thousands, except lease term and discount rate):

	Balance Sheet Location	March 31, 2020
Lease assets
Operating lease ROU assets	Other assets	$29,732
Finance lease ROU assets (1)	Property, plant and equipment, net of accumulated depreciation	3,008
		$32,740

Lease liabilities
Current operating lease liabilities	Accrued expenses	$7,715
Current finance lease liabilities	Accrued expenses	1,245
Non-current operating lease liabilities	Other non-current obligations	22,338
Non-current finance lease liabilities	Other non-current obligations	1,770
		$33,068

Weighted average remaining lease term (years)
Operating leases		6.11
Finance leases		2.98

Weighted average discount rate
Operating leases		4.77%
Finance leases		5.51%
______________________________________________________________________________
(1) Finance lease ROU assets are shown net of accumulated depreciation of 3.2 million.

KEMET CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Supplemental cash flow information related to leases for the fiscal year ended March 31, 2020 is as follows (amounts in thousands):

Fiscal Year Ended March 31, 2020
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows used for operating leases	$12,126
Operating cash flows used for finance leases	148
Financing cash flows used for finance leases	1,447
$13,721

Lease liabilities arising from obtaining ROU assets
Operating leases	$4,731
Finance leases	2,061
$6,792

A maturity analysis of the future undiscounted cash flows associated with the Company's operating and finance lease liabilities as of March 31, 2020 were as follows (amounts in thousands):

	Operating Lease Liabilities	Finance Lease Liabilities
2021	$8,921	$1,376
2022	6,203	945
2023	4,711	597
2024	3,906	171
2025	2,652	31
Thereafter	9,318	75
Total undiscounted cash flows	$35,711	$3,195
Less imputed interest	(5,658)	(180)
Present value of lease liabilities	$30,053	$3,015

Annual rental expenses for operating leases included in results of operations were $13.3 million and $10.7 million in fiscal years 2019 and 2018, respectively.
Note 15: Supplemental Balance Sheets and Statements of Operations Detail

	March 31,
(amounts in thousands)	2020	2019
Accounts receivable:
Trade	$169,685	$176,715
Allowance for doubtful accounts	(1,366)	(1,206)
Ship-from-stock and debit (“SFSD”) allowance	(21,896)	(18,862)
Returns allowance	(761)	(964)
Rebates allowance	(676)	(967)
Price protection allowance	(243)	(657)
Accounts receivable, net	$144,743	$154,059

KEMET CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

The Company has agreements with distributors and certain other customers that, under certain conditions, allow for returns of overstocked inventory, provide protection against price reductions initiated by the Company, and grant other sales allowances. Allowances for these commitments are included in the Consolidated Balance Sheets as reductions in trade accounts receivable. The Company adjusts sales based on historical experience.
The following table presents the annual activities included in the allowance for these commitments (amounts in thousands):

Balance at March 31, 2017	$20,414
Reduction in sales	94,660
Actual adjustments applied	(95,444)
Other	268
Balance at March 31, 2018	19,898
Reduction in sales	99,538
Actual adjustments applied	(96,775)
Other	(5)
Balance at March 31, 2019	22,656
Reduction in sales	117,708
Actual adjustments applied	(115,582)
Other	160
Balance at March 31, 2020	$24,942

	March 31,
(amounts in thousands)	2020	2019
Inventories:
Raw materials and supplies	$93,464	$97,119
Work in process	85,122	71,374
Finished goods	82,311	88,175
Inventory gross	260,897	256,668
Inventory reserves	(17,687)	(15,539)
Inventory, net	$243,210	$241,129

KEMET CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

The following table presents the annual activities included in the inventory reserves (amounts in thousands):

Balance at March 31, 2017	$15,941
Costs charged to expense	4,994
Write-offs	(6,954)
Other (1)	2,365
Balance at March 31, 2018	16,346
Costs charged to expense	6,019
Write-offs	(6,826)
Other	—
Balance at March 31, 2019	15,539
Costs charged to expense	12,623
Write-offs	(10,867)
Other	392
Balance at March 31, 2020	$17,687
______________________________________________________________________________
(1) Includes $1.9 million in inventory reserves from TOKIN.

	Useful life (years)	March 31,
(amounts in thousands, except years)		2020	2019
Property, plant and equipment:
Land and land improvements	20	$56,340	$62,232
Buildings	20 - 40	210,192	199,319
Machinery and equipment	10	977,806	916,737
Furniture and fixtures	4 - 10	109,770	82,306
Construction in progress		104,842	105,857
Other		10,541	9,280
Total property and equipment		1,469,491	1,375,731
Accumulated depreciation		(916,855)	(880,451)
Property, plant and equipment, net		$552,636	$495,280

KEMET CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

	March 31,
(amounts in thousands)	2020	2019
Accrued expenses:
Salaries, wages, and related employee costs	$39,605	$61,880
Derivatives	13,992	—
Interest	47	211
Restructuring	1,744	1,869
Vacation	9,668	10,364
Lease obligations	8,960	947
Antitrust settlements and regulatory costs	75,086	9,517
Contract liabilities	6,035	256
Stock Returns	3,690	2,539
Property, sales, and other taxes	2,342	1,854
Other	6,453	4,324
Total accrued expenses	$167,622	$93,761

	March 31,
(amounts in thousands)	2020	2019
Other non-current obligations:
Pension plans	$79,512	$82,717
Lease obligations	24,108	986
Employee separation liability	7,044	7,640
Deferred compensation	353	2,285
Contract liabilities	60,638	13,412
Customer deposits	3,742	3,689
Derivatives	6,295	—
Antitrust settlements and regulatory costs	—	13,168
Uncertain tax positions	6,306	2,415
Deferred rent	—	5,366
Government subsidies	1,677	1,247
Restructuring	89	312
Other	3,628	3,393
Total other non-current obligations	$193,392	$136,630

KEMET CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

	Fiscal Years Ended March 31,
(amounts in thousands)	2020	2019	2018
Other (income) expense, net:
Net foreign exchange (gains) losses	$(6,762)	$(7,230)	$13,145
Post retirement and pension plan non-service costs	439	366	210
Curtailment on pension plans	1,949	—	—
Loss on early extinguishment of debt	—	15,946	486
R&D grant reimbursements and grant income	(1,595)	(4,559)	(787)
Other	1,613	(10)	1,638
Total other (income) expense, net	$(4,356)	$4,513	$14,692

Note 16: Basic and Diluted Net Income Per Common Share
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
The following table presents the basic and diluted weighted-average number of shares of common stock (amounts in thousands, except per share data):

	Fiscal Years Ended March 31,
	2020	2019	2018
Numerator
Net income	$41,381	$206,587	$254,127
Denominator:
Weighted-average common shares outstanding:
Basic	58,574	57,840	52,798
Assumed conversion of employee stock grants	841	1,242	2,291
Assumed conversion of warrants	—	—	3,551
Diluted	59,415	59,082	58,640

Net income per basic share	$0.71	$3.57	$4.81

Net income per diluted share	$0.70	$3.50	$4.33

Common stock equivalents that could potentially dilute net income per basic share in the future, but were not included in the computation of diluted earnings per share because the impact would have been anti-dilutive, were as follows (amounts in thousands):

	Fiscal Years Ended March 31,
	2020	2019	2018
Assumed conversion of employee stock grants	87	—	71
Note 17: Commitments and Contingencies
Legal Update
We or our subsidiaries may at any one time be parties to lawsuits arising out of our respective operations, including workers’ compensation or workplace safety cases, some of which involve claims of substantial damages. Although there can be

KEMET CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

no assurance, based upon information known to us, we do not believe that any liability which might result from an adverse determination of such lawsuits would have a material adverse effect on our financial condition or results of operations.
As previously reported, KEMET and KEC, along with more than 20 other capacitor manufacturers and subsidiaries were named as defendants in a purported antitrust class action complaint, In re: Capacitors Antitrust Litigation, No. 3:14-cv-03264-JD, filed on December 4, 2014 with the United States District Court, Northern District of California (the “U.S. Class Action Complaint”). The complaint alleged a violation of Section 1 of the Sherman Act, for which it sought injunctive and equitable relief and money damages. On November 8, 2019 KEMET and KEC entered into a settlement agreement (the “Settlement Agreement”) with the plaintiffs in the U.S. Class Action Complaint by which, in consideration for the release of KEMET, KEC, and their affiliates from all claims relating in any way to the conduct alleged in the U.S. Class Action Complaint and from claims which could have been asserted in the U.S. Class Action Complaint to the extent they relate to the sale of capacitors in the United States, KEMET agreed to pay an aggregate of $62.0 million to the settlement class of plaintiffs. The Settlement Agreement is subject to court approval. Pursuant to the terms of the Settlement Agreement, KEMET paid $10.0 million into an escrow account on December 6, 2019. The remaining amount will be paid by KEMET within 12 months of the date of the Settlement Agreement. Under the terms of the Settlement Agreement KEMET and KEC did not admit to any violation of any statute or law or any liability or wrongdoing.
In addition, as previously reported, KEMET and KEC, along with certain other capacitor manufacturers and subsidiaries (including TOKIN, as described below), were named as defendants in several additional suits that were filed in Canada (collectively, the “Canadian Complaints”): Badamshin v. Panasonic Corporation, et al., filed August 6, 2014 in the Superior Court, Province of Quebec, District of Montreal; Herard v. Panasonic Corporation, et al., filed August 6, 2014 in the Superior Court, Province of Quebec, District of Montreal; Cygnus Electronics Corporation v. Panasonic Corporation, et al., filed August 6, 2014 in the Superior Court of Justice, Province of Ontario; LeClaire v. Panasonic Corporation, et al., filed August 6, 2014 in the Superior Court, Province of Quebec, District of Montreal; Taylor v Panasonic Corporation, et al., filed August 11, 2014 in the Superior Court of Justice, Province of Ontario; Ramsay v. Panasonic Corporation, et al., filed August 14, 2014 in the Supreme Court, Province of British Columbia; Martin v. Panasonic Corporation, et al., filed September 25, 2014 in the Superior Court, Province of Quebec, District of Montreal; Parikh v. Panasonic Corporation, et al., filed October 3, 2014 in the Superior Court of Justice, Province of Ontario; Fraser v. Panasonic Corporation, et al., filed October 3, 2014 in the Court of Queen’s Bench, Province of Saskatchewan; Pickering v. Panasonic Corporation, et al., filed October 6, 2014 in the Supreme Court, Province of British Columbia; McPherson v Panasonic Corporation et al., filed on November 6, 2014 in the Court of Queen’s Bench, Province of Manitoba; and Allott v AVX Corporation, et al., filed on May 13, 2016 in the Superior Court of Justice, Province of Ontario. The Canadian Complaints generally allege the same unlawful acts as in the U.S. Class Action Complaint, assert claims under Canada’s Competition Act as well as various civil and common law causes of action, and seek injunctive and equitable relief and money damages.
On December 6, 2018 the claims against KEMET and KEC in Leclaire were dismissed. In addition, Parikh and Taylor have been stayed in favor of Cygnus, and Badamshin, Martin and Herard have been stayed in favor of LeClaire. Further, on November 18, 2018, the Ontario Supreme Court of Justice temporarily stayed Cygnus pending the outcome of a matter on appeal concerning class certification, and the Ramsay plaintiffs voluntarily suspended that proceeding until class certification for Cygnus has been determined.
TOKIN-Specific Legal Proceedings
As previously reported, on September 2, 2015, the United States Department of Justice announced a plea agreement with TOKIN in which TOKIN agreed to plead guilty to a one-count felony charge of unreasonable restraint of interstate and foreign trade and commerce in violation of Section 1 of the Sherman Act, and to pay a criminal fine of $13.8 million. The plea agreement was approved by the United States District Court, Northern District of California, on January 21, 2016. The fine is payable over 5 years in six installments of $2.3 million each, plus accrued interest. TOKIN has paid the first five installments, with the final payment due January 21, 2021.
As previously reported, on December 21, 2015, the Taiwan Fair Trade Commission (“TFTC”) notified TOKIN of its decision to impose an administrative fine on TOKIN of NTD 609.1 million (approximately $20.2 million) for violation of the Taiwan Fair Trade Act. TOKIN filed its appeal of the TFTC's decision with the Taipei High Administrative Court on January 15, 2016. On August 23, 2018, the Taipei High Administrative Court issued its judgment dismissing TFTC's fine decision, against which TFTC submitted its petition for appeal to the Taiwan Administrative Supreme Court. On December 31, 2019, the Taiwan Administrative Supreme Court granted judgment in favor of the TFTC appeal, but directed the TFTC to recalculate the

KEMET CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

fine, in part by excluding the revenues of TOKIN’s subsidiaries which had been included in the calculations of the original fine. The TFTC’s revised fine determination is expected during the summer 2020. On March 17, 2020, the TFTC refunded to TOKIN the NTD 243.6 million (approximately $8.1 million) which TOKIN had paid under the original fine; subject to any rights of appeal, TOKIN remains liable for full payment of the revised fine. The Company has recorded this refund of $8.1 million as restricted cash, which is a component of “Prepaid expenses and other current assets” in the Consolidated Balance Sheets as of March 31, 2020.
As previously reported, on March 21, 2018, the European Commission announced a decision by which TOKIN was fined EUR 8.8 million (approximately $10.3 million) directly and EUR 5.0 million (approximately $5.9 million) jointly and severally with NEC Corporation, for violation of the competition laws of the European Union. Payment of the fines were made on June 28, 2018. On June 4, 2018, TOKIN filed an appeal with the General Court of the European Union, seeking annulment and/or reduction of the fines.
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
As noted above, TOKIN, along with KEMET and certain of its other subsidiaries, were named as defendants in the Canadian Complaints. On May 30, 2018, TOKIN entered into a definitive settlement agreement with the plaintiffs in the Canadian Complaints Pursuant to the terms of the settlement agreement, in consideration of the release of TOKIN and its subsidiaries (including TOKIN America, Inc.) from claims asserted in the Canadian Complaints, TOKIN paid CAD 2.9 million (approximately $2.2 million) to a settlement class of purchasers of aluminum and tantalum electrolytic capacitors and purchasers of products containing such capacitors. The settlement payment was made on June 27, 2018. On January 20, 2020, the Supreme Court of British Columbia approved the settlement agreement, completing all required approvals.
As previously reported, on July 2, 2018, TOKIN and TOKIN America Inc. were named as two of 20 defendants in a purported U.S. class action antitrust lawsuit, In re: Inductors Antitrust Litigation, No. 5:18-cv-00198-EJD-NC, filed in the United States District Court, Northern District of California, regarding the sale of inductors brought on behalf of direct product purchasers and indirect product purchasers. The complaint alleged violations of Sections 1 and 3 of the Sherman Act, for which it sought injunctive and equitable relief and money damages. On September 24, 2019, the Court granted the defendants’ motion to dismiss the lawsuit; the plaintiffs were granted leave to amend the complaint. On November 20, 2019, the plaintiffs filed their amended complaint, in which TOKIN and TOKIN America Inc. remained as two of 21 named defendants. On January 15, 2020, TOKIN and TOKIN America filed a motion to dismiss the amended complaint; the plaintiffs’ motion in opposition was filed on March 16.
As of March 31, 2020, the Company's accrual for antitrust and civil litigation claims totaled $77.4 million. This amount includes the best estimate of losses which may result from the ongoing antitrust investigations, civil litigation and claims. However, the actual outcomes could differ from what has been accrued.

Table of Contents
KEMET CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Note 18: Quarterly Results of Operations (Unaudited)
The following table sets forth certain quarterly information for fiscal years 2020 and 2019. This information, in the opinion of the Company’s management, reflects all adjustments (consisting only of normal recurring adjustments) necessary to present fairly this information when read in conjunction with the Consolidated Financial Statements and notes thereto included elsewhere herein (amounts in thousands except per share data):

	Fiscal Year 2020 Quarters Ended
	Jun-30	Sep-30	Dec-31	Mar-31
Net sales	$345,242	$327,397	$294,741	$293,174
Gross margin	121,628	113,670	93,181	92,009
Operating income (1)	58,400	49,090	28,648	11,728
Net income (loss) (2)	$40,340	$(15,260)	$16,602	$(301)

Net income (loss) per basic share	$0.69	$(0.26)	$0.28	$(0.01)

Net income (loss) per diluted share	$0.68	$(0.26)	$0.28	$(0.01)

	Fiscal Year 2019 Quarters Ended
	Jun-30	Sep-30	Dec-31	Mar-31
Net sales	$327,616	$349,233	$350,175	$355,794
Gross margin	94,821	113,565	123,750	126,406
Operating income (1)	35,176	50,000	61,616	54,057
Net income (3)	$35,220	$37,141	$40,806	$93,420

Net income per basic share	$0.61	$0.64	$0.70	$1.60

Net income per diluted share	$0.60	$0.63	$0.69	$1.58
______________________________________________________________________________
(1) Operating income (loss) as a percentage of net sales fluctuates from quarter to quarter due to a number of factors, including net sales fluctuations, foreign currency exchange, tax law changes, changes in valuation allowances on deferred tax assets, restructuring charges, product mix, the timing and expense of moving product lines to lower-cost locations, the write-down and impairment of long lived assets, the net gain/loss on sales and disposals of assets, and the relative mix of sales among distributors, original equipment manufacturers, and electronic manufacturing service providers.
(2) The quarter ended September 30, 2019 included a $62.0 million expense related to a legal settlement. Refer to Note 17, Commitments and Contingencies for further information.
(3) The quarter ended March 31, 2019 included a tax benefit of $50.1 million related to the partial release of valuation allowances in the U.S. and Japan.
Note 19: Subsequent Events
The Company has evaluated events from March 31, 2020 through the date the financial statements were issued and there have not been any subsequent events that require disclosure.
ITEM 16.    FORM 10-K SUMMARY.
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KEMET CORPORATION (Registrant)

Date: May 28, 2020	By:	/s/ GREGORY C. THOMPSON
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

Date: May 28, 2020	/s/ WILLIAM M. LOWE, JR.
William M. Lowe, Jr. Chief Executive Officer and Director (Principal Executive Officer)

Date: May 28, 2020	/s/ GREGORY C. THOMPSON
Gregory C. Thompson Executive Vice President and Chief Financial Officer (Principal Accounting and Financial Officer)

Date: May 28, 2020	/s/ FRANK G. BRANDENBERG
Frank G. Brandenberg Chairman and Director

Date: May 28, 2020	/s/ DR. WILFRIED BACKES
Dr. Wilfried Backes Director

Date: May 28, 2020	/s/ GURMINDER S. BEDI
Gurminder S. Bedi Director

Date: May 28, 2020	/s/ JACOB T. KOTZUBEI
Jacob T. Kotzubei Director

Date: May 28, 2020	/s/ E. ERWIN MADDREY, II
E. Erwin Maddrey, II Director

Date: May 28, 2020	/s/ YASUKO MATSUMOTO
Yasuko Matsumoto Director

Date: May 28, 2020	/s/ ROBERT G. PAUL
Robert G. Paul Director

Date: May 28, 2020	/s/ KAREN M. ROGGE
Karen M. Rogge Director