Form 10-K/A
period 2020-03-31
KEMET CORP
filed 2020-07-29
CIK 887730

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________________
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
DOCUMENTS INCORPORATED BY REFERENCE
None.
________________________________________________________________________________________________________________________________
EXPLANATORY NOTE
As previously reported on Current Report on Form 8-K (the “Form 8-K”) filed with the Securities and Exchange Commission (the “SEC”) on June 17, 2020 by KEMET Corporation, a Delaware corporation (the “Corporation”), on June 15, 2020, Yageo Corporation, a corporation incorporated under the laws of the Republic of China (“Yageo”), completed its acquisition of the Corporation pursuant to the terms of the Agreement and Plan of Merger, dated as of November 11, 2019 (as amended, supplemented or otherwise modified from time to time, the “Merger Agreement”), by and among the Corporation, Yageo, and Sky Merger Sub Inc., a Delaware corporation and a wholly owned subsidiary of Yageo (“Acquisition Sub”), through the merger of Acquisition Sub with and into the Corporation, with the Corporation surviving as a wholly owned subsidiary of Yageo (collectively, the "Merger").
This Amendment No. 1 on Form 10-K/A (“Amendment”) amends the Corporation’s Annual Report on Form 10-K for the fiscal year ended March 31, 2020, which was filed with the SEC on May 28, 2020 (the “Original Filing”).
This Amendment is being filed solely for the purpose of providing the information required in Part III of the Corporation’s Annual Report on Form 10-K for the fiscal year ended March 31, 2020 because, in light of the consummation of the Merger, a definitive proxy statement containing such information will not be filed within 120 days after the end of such fiscal year. The reference on the cover page of the Original Filing to the incorporation by reference to portions of the Corporation’s definitive proxy statement into Part III of the report is hereby deleted. In addition, in accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Item 15 of Part IV of the Original Filing is being amended and restated solely to include as exhibits new certifications by the Corporation’s principal executive officer and principal financial officer as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, which are attached hereto. Because no financial statements are included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted.
As disclosed in the Form 8-K, as a result of the Merger, changes were made to the Corporation’s certificate of incorporation, bylaws and board of directors. In addition, upon consummation of the Merger, as a wholly owned subsidiary of Yageo, the Corporation could be subject Yageo’s policies and procedures. All information contained in this Amendment, including, without limitation, with respect to the board of directors of the Corporation, the officers of the Corporation and the Corporation’s governing documents and policies and procedures, is presented without giving effect to the Merger.
Except as described above, this Amendment does not reflect events occurring after the date of the Original Filing and does not modify or update disclosures contained in the Original Filing, including, without limitation, the financial statements. Accordingly, this Amendment should be read in conjunction with the Original Filing and with the Corporation’s other filings with the SEC. The Corporation’s internet website and the information contained therein or connected thereto are not incorporated into this Amendment or the Original Filing.

PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
Board of Directors
The Corporation’s Restated Certificate of Incorporation provides that the Board of Directors will consist of not more than nine nor fewer than three directors with the number of directors to be established from time to time by the Board of Directors by resolution. As of March 31, 2020, the Board of Directors was comprised of nine directors divided into three classes. Certain information as of March 31, 2020 with respect to the directors follows.

Age: 74 Chairman Director since 2003 Class of 2020 ____________________ Current Public Directorships • None
Frank G. Brandenberg
Biographical Information: Frank G. Brandenberg,  Chairman and Director, was named such in October 2003. Before his retirement in 2003, Mr. Brandenberg was a Corporate Vice President and Sector President of Northrop Grumman Corporation from July 2001 to December 2003. Prior to joining Northrop, he previously spent 28 years at Unisys where his last position was Corporate Vice President and President, Client/Server Systems, and then later served as the President and Chief Executive Officer of EA Industries, Inc. Mr. Brandenberg served as Senior Vice President and Group Executive with Litton Industries, Inc. from November 1999 until its acquisition by Northrop in April 2001. In addition, from January 2012 through February 2018, Mr. Brandenberg served as the Chief Executive Officer of Auto-Lab, LLC, a private company and franchiser of automotive repair and maintenance facilities. He received a Bachelor of Science degree in Industrial Engineering and a Masters of Science degree in Operations Research from Wayne State University and completed the Program for Management Development at the Harvard Business School.

Specific Qualifications and Experience Relevant to the Corporation: The Corporation’s Board of Directors believes that it benefits from Mr. Brandenberg’s experience in high-tech component businesses as well as with leading companies in the military/aerospace and computer‑related industries, significant market segments into which the Corporation sells its products. The Corporation also benefits from Mr. Brandenberg’s previous public company board experience.

Age: 77 Director since 2008 Class of 2021 ____________________ Current Public Directorships • None
Dr. Wilfried Backes
Biographical Information: Dr. Wilfried Backes, Director, was named such in March 2008. Dr. Backes served as Executive Vice President and Chief Financial Officer of EPCOS AG, a major publicly-traded passive electronic components company headquartered in Germany, from 2002 through his retirement in 2006. Dr. Backes previously served as Executive Vice President, Chief Financial Officer and Treasurer of Osram Sylvania, Inc. from 1992 to 2002. Prior to that time, Dr. Backes held various senior management positions with Siemens AG including the position of President and Chief Executive Officer of Siemens Components, Inc. from 1989 to 1992. He received Diplom-Volkswirt and Dr. rer. pol. Degrees from Rheinische Friedrich-Wilhelms-Universität in Bonn, Germany.

Specific Qualifications and Experience Relevant to the Corporation: The Corporation’s Board of Directors believes that it benefits from Dr. Backes’ fifteen years of international experience within the electronic passive components industry, as well as his experience in the industrial/lighting industry, the Corporation’s largest market segment into which it sells its products. In addition, Dr. Backes’ strong financial background adds accounting expertise to both the Corporation’s Board of Directors and its Audit Committee.

Age: 72 Director since 2006 Class of 2021 ____________________ Current Public Directorships • Blue Bird Corporation
Gurminder S. Bedi
Biographical Information: Gurminder S. Bedi, Director, was named such in May 2006. Mr. Bedi served as Vice President of Ford Motor Company from October 1998 through his retirement in December 2001. Mr. Bedi served in a variety of other managerial positions at Ford Motor Company for more than thirty years. He is currently on the board of directors of Blue Bird Corporation, and previously served as a director of Compuware Corporation from 2002 until December 2014 (including Chairman from April 2013 through December 2014) and Actuant Corporation from 2008 until March 2018. He earned a Bachelor of Science degree in Mechanical Engineering from George Washington University and a Masters of Business Administration degree from the University of Detroit.

Specific Qualifications and Experience Relevant to the Corporation: The Corporation’s Board of Directors believes that it benefits from Mr. Bedi’s strong technical background, as well as his extensive experience with Ford Motor Company, a global leader in the automotive industry, a key market segment into which the Corporation sells its products. The Corporation also benefits from Mr. Bedi’s previous public company board experience.

Age: 51 Director since 2011 Class of 2022 ____________________ Current Public Directorships • Ryerson Holding Corporation • Key Energy Services, Inc. • Verra Mobility Corporation • Vertiv Holdings Co.
Jacob T. Kotzubei
Biographical Information: Jacob T. Kotzubei, Director, was named such in October 2011. Mr. Kotzubei joined Platinum Equity Advisors, LLC (“Platinum Equity”), a registered investment advisor, in 2002 and is a Partner at the firm. Mr. Kotzubei serves as a director of a number of Platinum Equity’s portfolio companies. Prior to joining Platinum Equity in 2002, Mr. Kotzubei worked for 4½ years for Goldman Sachs’ Investment Banking Division in New York City. Previously, he was an attorney at Sullivan & Cromwell LLP in New York City, specializing in mergers and acquisitions. Mr. Kotzubei serves on the board of directors for Ryerson Holding Corporation, Key Energy Services, Inc., Verra Mobility Corporation and Vertiv Holdings Co. Mr. Kotzubei received a Bachelor’s degree from Wesleyan University and holds a Juris Doctor from Columbia University School of Law where he was elected a member of the Columbia Law Review.

Specific Qualifications and Experience Relevant to the Corporation: The Corporation’s Board of Directors believes that it benefits from Mr. Kotzubei’s experience in executive management oversight, private equity, capital markets, mergers and acquisitions and related transactional matters.

Age: 67 Chief Executive Officer Director since 2018 Class of 2021 ____________________ Current Public Directorships • None
William M. Lowe, Jr.
Biographical Information: William M. Lowe, Jr., Chief Executive Officer and Director, was named such in December 2018. Mr. Lowe joined the Corporation in July 2008 as its Executive Vice President and Chief Financial Officer. Mr. Lowe previously served as the Vice President, Chief Operating Officer and Chief Financial Officer of Unifi, Inc., a producer and processor of textured synthetic yarns from January 2004 to October 2007. Prior to holding that position, he was Executive Vice President and Chief Financial Officer for Metaldyne, an automotive components manufacturer. He also held various financial management positions with ArvinMeritor, Inc., a premier global supplier of integrated automotive components. Mr. Lowe received his B.S. degree in business administration with a major in accounting from Tri-State University and was certified as a Certified Public Accountant in the state of Ohio (current license status inactive).
Specific Qualifications and Experience Relevant to the Corporation: The Corporation's Board of Directors believes that it benefits from Mr. Lowe's successful operational and financial management experience with leading global manufacturing companies as well as his successful experience with the global financial market. These experiences and Mr. Lowe's ongoing leadership as CEO of the Corporation and interaction with the Corporations investors, customers and suppliers provide the Board of Directors with industry expertise and a deep understanding of the Corporation's business and operations and the economic environment in which it operates.

Age: 79 Director since 1992 Class of 2020 ____________________ Current Public Directorships • None
E. Erwin Maddrey, II
Biographical Information: E. Erwin Maddrey, II,  Director, was named such in May 1992. Mr. Maddrey is President of Maddrey and Associates, a personal investments vehicle, and has served in such capacity since July 2000. Mr. Maddrey was President, Chief Executive Officer, and a Director of Delta Woodside Industries, a textile manufacturer, from 1984 through June 2000. Prior thereto, Mr. Maddrey served as President, Chief Operating Officer, and Director of Riegel Textile Corporation. Mr. Maddrey also serves on the board of directors for Blue Cross/Blue Shield of South Carolina as well as several non-profit organizations.

Specific Qualifications and Experience Relevant to the Corporation: The Corporation’s Board of Directors believes that it benefits from the broad expertise acquired by Mr. Maddrey as an officer and director in a variety of for-profit and not-for-profit organizations, including extensive financial experience which allows Mr. Maddrey to serve effectively as the Chairman of the Corporation’s Audit Committee. The Corporation also benefits from Mr. Maddrey’s previous public company board experience.

Age: 56 Director since 2017 Class of 2022 ____________________ Current Public Directorships • Nippon Avionics Co., Ltd. (listed on the Tokyo Stock Exchange)
Yasuko Matsumoto
Biographical Information: Yasuko Matsumoto, Director, was named such in June 2017. Ms. Matsumoto was recommended to the Nominating and Corporate Governance Committee by the Corporation’s then chief executive officer and other executive officers, as she was known to them because of her service on the board of directors of NEC TOKIN Corporation prior to its acquisition by the Corporation. Since July 2019 Ms. Matsumoto has been employed as the Chief Financial Officer of Aruhi Corporation, a Japanese financial institution listed on the Tokyo Stock Exchange. Ms. Matsumoto joined Aruhi in July 2018 as a Corporate Officer in charge of Finance and Accounting. Prior to her employment with Aruhi Corporation, Ms. Matsumoto worked for 32 years with NEC Corporation ("NEC"). She joined NEC in 1986 and served in a variety of managerial positions with NEC and its subsidiaries. In February 2014 Ms. Matsumoto was named General Manager, Affiliated Company Department, Corporate Strategy Division; and in March 2018 she was appointed Executive Specialist, Corporate Strategy Division. Ms. Matsumoto previously served as a director of Nippon Avionics Co., Ltd. from June 2015 to June 2018; in addition, Ms. Matsumoto served as a director of NEC TOKIN Corporation from 2011 until its acquisition by the Corporation on April 19, 2017. Ms. Matsumoto received a Bachelor of Economics degree from Sophia University and is a graduate of the Executive Management Program of the University of Tokyo.

Specific Qualifications and Experience Relevant to the Corporation: The Corporation’s Board of Directors believes that it benefits from Ms. Matsumoto’s financial and mergers and acquisitions expertise, her experience with the automotive industry and with the Asian electronics components market, and her experience with, and access to, the Asian financial market.

Age: 78 Director since 2006 Class of 2022 ____________________ Current Public Directorships • Comtech Telecommunications Corp
Robert G. Paul
Biographical Information: Robert G. Paul, Director, was named such in July 2006. Mr. Paul is the former President of the Base Station Subsystems Unit of Andrew Corporation, a global designer, manufacturer, and supplier of communications equipment, services, and systems, from which he retired in March 2004. From 1991 through July 2003, he was President and Chief Executive Officer of Allen Telecom Inc. which was acquired by Andrew Corporation during 2003. Mr. Paul joined Allen Telecom in 1970 where he built a career holding various positions of increasing responsibility including Chief Financial Officer. Mr. Paul currently serves on the board of directors of Comtech Telecommunications Corp., and previously served on the board of directors of Rogers Corporation from April 2000 through May 2016. He earned a Bachelor of Science degree in Mechanical Engineering from the University of Wisconsin-Madison and a Masters of Business Administration degree from Stanford University.

Specific Qualifications and Experience Relevant to the Corporation: The Corporation’s Board of Directors believes that it benefits from Mr. Paul’s extensive experience in the communications industry, one of the primary market segments into which the Corporation sells its products. Mr. Paul’s strong financial background adds accounting expertise to both the Corporation’s Board of Directors and its Compensation Committee. In addition, Mr. Paul’s experience running a public company with markets throughout the world and manufacturing plants in Europe, Asia and the Americas provides a strong fit with the Corporation’s global markets and operations. The Corporation also benefits from Mr. Paul’s previous public company board experience.

Age: 65 Director since 2018 Class of 2020 ____________________ Current Public Directorships • None
Karen M. Rogge
Biographical Information: Karen M. Rogge,  Director, was named such in May 2018. Ms. Rogge is President of the RYN Group LLC, a management consulting business, which she founded in 2010. She served as the Interim Vice President and Chief Financial Officer for Applied Micro Circuits Corporation, a global semi-conductor company, from August 2015 to January 2016. Previously, Ms. Rogge served as the Chief Financial Officer and Senior Vice President of Extreme Networks, Inc., a computer network company, from April 2007 to July 2009. Earlier in her career, she held executive financial and operations management positions at Hewlett Packard Company, Seagate Technology, and Inktomi Corporation. Ms. Rogge served as an independent Board Director for AeroCentury Corporation, a publicly traded aircraft leasing company, from June 2017 to May 2018. She received a Master of Business Administration degree from Santa Clara University, and a Bachelor of Science degree in Business Administration, with an accounting concentration, from California State University, Fresno.

Specific Qualifications and Experience Relevant to the Corporation: The Corporation’s Board of Directors believes that it benefits from Ms. Rogge's extensive experience in the technology industry, and her experience as a financial and operations executive in publicly traded companies.

The information with respect to executive officers of the Corporation is included in Part 1 under the caption “Information About Our Executive Officers.” There are no family relationships among the Corporation's directors or executive officers and there are no arrangements or understandings pursuant to which any person was selected as an executive officer or director.
Audit Committee
As of March 31, 2020, the Audit Committee of the Board of Directors consisted of: Mr. Maddrey (Chairman of the Audit Committee), Dr. Backes and Ms. Rogge. All members of the Audit Committee are independent as defined in the Securities Exchange Act of 1934 and the rules and regulations thereunder, as amended (“Exchange Act”), and the listing rules of the New York Stock Exchange (“NYSE”). The Board of Directors has determined that each of the three members of the Audit Committee is an “audit committee financial expert” serving on the Audit Committee within the meaning of the Securities and Exchange Commission (the “SEC”) rules and regulations. The Audit Committee was established in accordance with Section 3(a)(58)(A) of the Exchange Act.
Code of Ethics
The Corporation has adopted a Global Code of Conduct which applies to all of our officers and employees and to the members of our Board of Directors. The Global Code of Conduct is publicly available on our website at http://ir.kemet.com. If we make any amendments to the Global Code of Conduct or grant any waiver from a provision of the code applicable to our senior financial officers requiring disclosure under SEC rules, we intend to disclose the nature of such amendment or waiver on our website.
ITEM 11.    EXECUTIVE COMPENSATION.
Compensation Discussion and Analysis
This section is an executive summary of fiscal year 2020 compensation for our CEO, CFO, and each of our three most highly compensated executive officers employed at the end of fiscal year 2020. We refer to these individuals as our named executive officers (“NEOs”). The following lists our NEOs for fiscal year 2020 and the positions held during fiscal year 2020.

•	William M. Lowe, Jr., Chief Executive Officer

•	Gregory C. Thompson, Executive Vice President and Chief Financial Officer

•	Charles C. Meeks, Jr., Executive Vice President, Solid Capacitors-Tantalum

•	Claudio Lollini, Senior Vice President, Global Sales and Marketing

•	R. James Assaf, Senior Vice President, General Counsel & Secretary
Our Compensation Philosophy
Our executive compensation program closely aligns compensation paid to the NEOs with the Corporation's performance. The program is designed to exemplify the following tenets of our overall compensation philosophy:

Key Philosophy Tenets
Stockholder Alignment	NEOs should be compensated through pay components (base salaries, annual- and long-term incentives) designed to create long-term value for our stockholders, as well as foster a culture of ownership.
Pay for Performance	A large portion of a NEO’s total compensation should be variable (“at risk”) and tied to the achievement of the organization’s financial performance, as well as team and individual contributions.
Competitiveness
Provide a structure that is internally fair and equitable for the skills and knowledge required to perform each individual role; and provide an externally competitive compensation structure for positions of similar skill, responsibilities, and geographic location.

Attraction and Retention
The executive compensation program should enable the organization to attract executives with a technical background, international experience and the broader skills necessary for the management of a global corporation.

Compensation Components and Mix
Our executive compensation philosophy is supported by the following core components of our program:

Compensation Component	How It Is Paid	Purpose
Base salary	Cash (Fixed)
Provide a base level of compensation that fairly accounts for the external market value, skills and responsibilities of a specific position and that provides our NEOs with a stable amount of compensation.

KAIP (annual incentive)	Cash (Variable)	Reward NEOs based on the Corporation’s achievement of pre-determined annual financial goals, as well as team and individual contributions to annual performance results.
LTIP (long-term incentive)	Cash and Equity (Variable)
Based in part on achievement of pre-determined financial goals over a two-year measurement period, provide NEOs with significant additional incentive to promote the long-term financial success of the Corporation, and create stockholder value, as well as support our leadership retention objectives.

How Decisions Are Made
The Compensation Committee oversees the executive compensation program for our NEOs. The Committee is comprised of independent non-employee members of the Board. The Committee works closely with its independent consultant and management to examine the effectiveness of the Corporation's executive compensation program throughout the year. Details of the Committee's authority and responsibilities are specified in the Committee's charter.
The Role of the Compensation Committee. The Compensation Committee’s goal is to award compensation that is reasonable and consistent with the Corporation’s executive compensation philosophy and objectives. In making decisions with respect to any element of a NEO’s compensation, the Compensation Committee considers the total compensation (base salary, annual and long-term incentives) that may be awarded.
In reviewing each component of compensation, the Compensation Committee uses data provided by its outside advisors to review not only the level of compensation provided by the Corporation and its competition, but also the mix of compensation ("pay mix"). The pay mix refers to the percentage of compensation which is allocated to each component of compensation. This allows the Compensation Committee another means of assessing the competitiveness and structure of executive compensation and ensures that the philosophies and objectives of the Corporation are being achieved.
The Compensation Committee does not strive to set executive compensation opportunities and payments at a specific market position, or provide a mix of compensation as compared to market data. Rather, the Compensation Committee considers market data in making informed decisions regarding levels and the mix of total compensation.
Other factors considered when making compensation decisions include individual performance, objective performance criteria, responsibilities within the organization, skills required to meet position specifications and the Corporation’s need for a flexible and adaptable workforce. We believe that these factors allow us to attract and retain the executives with the skills needed to manage a multinational corporation. Incentive compensation rewards may be team or individual performance based. Award criteria are directly tied to the Corporation’s business and strategic plan. All compensation components reflect the Corporation’s international focus.
The Role of Management. In making its determinations with respect to executive compensation, the Compensation Committee is supported by the Corporation’s Senior Vice President and Chief Human Resources Officer.
The Compensation Committee frequently requests the CEO to be present at Compensation Committee meetings where executive compensation and corporate performance are discussed and evaluated. The CEO is free to provide insight, suggestions or recommendations regarding executive compensation if present during these meetings or at other times. However, only independent Compensation Committee members are allowed to vote on decisions made regarding executive compensation.
The Compensation Committee meets with the CEO to discuss his own compensation package, but ultimately, decisions regarding the CEO’s compensation are made by the Compensation Committee, meeting in executive session, without the CEO or any other executive officer present, solely based upon the Compensation Committee’s deliberations. Decisions regarding other executives who report directly to the CEO are made by the Compensation Committee after considering recommendations from the CEO and Senior Vice President and Chief Human Resources Officer.

The Role of the Independent Compensation Consultant. The Compensation Committee has historically engaged the services of an independent compensation consultant. For the fiscal year ending March 31, 2020, the Compensation Committee retained the services of Pearl Meyer & Partners (“Pearl Meyer”) to assist with its review of the compensation package of the CEO and other executives. In addition, Pearl Meyer was retained to assist the Compensation Committee with several special projects, including monitoring trends in executive compensation.
The Compensation Committee retains Pearl Meyer directly, although in carrying out assignments Pearl Meyer also interacts with Corporation management when necessary and appropriate. Specifically, the Senior Vice President and Chief Human Resources Officer interacts with the consultant to provide compensation data. In addition, Pearl Meyer may, in its discretion, seek input and feedback from the executives regarding its consulting work product prior to presentation to the Compensation Committee to confirm its alignment with the Corporation’s business strategy, determine what additional data may need to be gathered, or identify other issues, if any, prior to presentation to the Compensation Committee. Pearl Meyer does not provide any services to the Corporation other than its consulting services to the Compensation Committee related to executive and director compensation.
The Role of Peer Groups. Every two years, or on an as needed basis, the Compensation Committee reviews external market data compiled by Pearl Meyer to examine the total cash and incentive compensation components of the compensation package that the Corporation provides to its NEOs and non-employee directors to determine if such compensation is competitive. The information provided by Pearl Meyer is analyzed by the Compensation Committee while reviewing the competitive nature of compensation provided to the NEOs and non-employee directors.
In making compensation decisions with respect to employee salaries, including the NEOs, the Compensation Committee maintains a standard pay range structure based on an external market analysis provided by Pearl Meyer. Pay ranges are reviewed periodically and adjustments made, as needed and within the financial capabilities of the Corporation and based on market conditions. No adjustments were made in fiscal year 2020.
Peer group companies generally report annual sales .5X to 2X the Corporation's annual sales, with median annual revenues of $1.3 billion. The companies in our peer group are considered peer companies of the Corporation because they either manufacture capacitors or other electronic components, compete in the same market segments or actively recruit each other’s employees due to similar skill requirements. The table below lists the Company's current peer group.

Company	Ticker	Business Description
TTM Technologies Inc.	TTM	TTM Technologies, Inc., together with its subsidiaries, manufactures printed circuit boards (PCBs) worldwide.
Vishay Intertechnology Inc.	VSH	Vishay Intertechnology, Inc. manufactures and supplies discrete semiconductors and passive components in the Americas, Europe, and Asia.
Teradyne Inc.	TER	Teradyne, Inc. designs, develops, manufactures, and sells automatic test equipment worldwide.
National Instruments Corporation	NATI	National Instruments Corporation designs, manufactures, and sells systems to engineers and scientists worldwide.
AVX Corp.	AVX	AVX Corporation, together with its subsidiaries, manufactures and supplies various passive electronic components, interconnect devices, and related products worldwide.
Integer Holdings Corporation	ITGR	Integer Holdings Corporation operates as a medical device outsource manufacturer worldwide.
Littelfuse Inc.	LFUS	Littelfuse, Inc. designs, manufactures, and sells circuit protection devices for use in the automotive, electronics, and industrial markets worldwide.
Viavi Solutions Inc.	VIAV	Viavi Solutions Inc. provides network test, monitoring, and assurance solutions to communications service providers, and enterprises and their ecosystems worldwide.
Diodes Incorporated	DIOD
Diodes Incorporated, together with its subsidiaries, designs, manufactures, and supplies application-specific standard products in the discrete, logic, and analog and mixed semiconductor markets primarily in Asia, North America, and Europe.

Methode Electronics, Inc.	MEI	Methode Electronics, Inc. designs, manufactures, and markets component and subsystem devices in the United States and internationally.
Rogers Corporation	ROG	Rogers Corporation designs, develops, manufactures, and sells engineered materials and components worldwide.
CTS Corporation	CTS
CTS Corporation designs, manufactures, and sells a range of sensors, electronic components, and actuators primarily to original equipment manufacturers for the transportation, communications, defense and aerospace, medical, industrial, and information technology markets.

KEMET Corp.	KEM	KEMET Corporation, together with its subsidiaries, manufactures and sells passive electronic components under the KEMET brand worldwide.
Compensation Decisions for Fiscal Year Ending March 31, 2020
Base Salary
Base salary represents annual fixed compensation and is a standard element of compensation necessary to attract and retain talent. Base salary levels are reviewed annually. When making adjustments, the Compensation Committee considers the Corporation’s overall performance; the NEO’s individual performance, experience, career potential, compensation data and competitive market practices. The Compensation Committee determines base salary adjustments (if any) for our NEOs during the first quarter (ending June 30) of the fiscal year, and the base salary adjustments for fiscal year 2020 were effective July 1,

2019. For fiscal 2020, the Compensation Committee made the following adjustments to the NEOs’ base salaries:

	Executive	Calendar Year 2019 Base Salary $	Calendar Year 2020 Base Salary $	Adjustment $	Adjustment %
William M. Lowe, Jr.	Chief Executive Officer	725,000	725,000	—	—%
Gregory C. Thompson	Executive Vice President and Chief Financial Officer	575,000	575,000	—	—%
Claudio Lollini	Senior Vice President, Global Sales & Marketing	345,000	362,250	17,250	5.0%
Charles C. Meeks, Jr.	Executive Vice President, Solid Capacitors - Tantalum	450,000	461,250	11,250	2.5%
R. James Assaf	Senior Vice President, General Counsel and Secretary	345,000	353,625	8,625	2.5%
Based on its review, the Compensation Committee determined that the modest base salary increases of between 2.5% and 5.0% were appropriate for all of our NEOs (with the exception of Messrs. Lowe and Thompson), and helped to ensure their fixed compensation remained market competitive. Mr. Lowe, whose employment agreement as Chief Executive Officer of the Corporation was effective as of January1, 2019, and Mr. Thompson, who joined the Corporation on December 1, 2018, did not receive an increase in their respective base salaries during fiscal 2020.
KEMET Annual Incentive Program (“KAIP”)
The KAIP is intended to reward executives based on a combination of the Corporation’s annual financial performance, individual performance and in the case of Mr. Meeks, segment performance. The Compensation Committee has established targets, thresholds and maximum opportunities generally consistent with market data. Our NEOs had the following cash opportunities (and opportunity as a percentage of base salary as of March 31, 2020, which salaries were approved in May of 2019 with an effective date of July 2019) under the KAIP.
The table below shows the incentive opportunities at threshold, target and maximum for each NEO (as a percentage of base salary) for fiscal year 2020. In general, the Compensation Committee believes that our CEO’s KAIP potential performance payouts should be larger than that of our other NEOs to reflect his responsibility for the Corporation’s overall performance.

	Threshold Performance		Target Performance		Maximum Performance
NEO	($)	(%)	($)	(%)	($)	(%)
William M. Lowe, Jr.	362,500	50	725,000	100	1,450,000	200
Gregory C. Thompson	201,250	35	402,500	70	805,000	140
Claudio Lollini	108,675	30	217,350	60	434,700	120
Charles C. Meeks, Jr.	161,438	35	322,875	70	645,750	140
R. James Assaf	106,088	30	212,175	60	424,350	120
Performance Objectives and Weightings
In general, the KAIP is weighted 70% based on company financial performance metrics (or in the case of Mr. Meeks, 30% company and 40% segment) to reflect the importance of achieving measurable and meaningful goals that are key drivers and indicators of our Corporation’s performance.
For all NEOs, 30% of their 2020 KAIP was determined by their individual performance as evaluated by the CEO (for all NEOs other than the CEO, who is evaluated by the Compensation Committee) and approved by the Compensation Committee. The Compensation Committee believes linking a portion of a NEO’s annual bonus to the achievement of individual performance goals provides an appropriate balance between financial goals and such individual’s performance in determining total annual variable compensation. Individual performance is evaluated holistically following the end of the performance period and the Compensation Committee considers the achievement of individual performance goals in the context of the Corporation's performance and determines an appropriate level of payout.
As noted above, 40% of the annual bonus opportunity for Mr. Meeks, who is a segment leader, is based on the achievement of performance goals specifically tailored to his business group. The Compensation Committee believes this mix of company-wide and business group specific performance measures appropriately reflects Mr. Meeks' impact on the segment he manages and the Corporation’s overall performance.
Each component of the KAIP operates independently of each other; therefore, a NEO may become entitled to receive a bonus solely based on the Corporation’s performance, individual performance, or in the case of Mr. Meeks, segment performance. Moreover, a portion of the corporate performance component of the KAIP may be attained by achievement of the Adjusted EBITDA, free cash flow or revenue performance goals described below.
The table below summarizes the relative weighting of each performance component applicable to the 2020 KAIP for each of our NEOs.

Executive	Corporate Performance	Business Segment Performance	Individual Performance
William M. Lowe, Jr.	70%	N/A	30%
Gregory C. Thompson	70%	N/A	30%
Claudio Lollini	70%	N/A	30%
Charles C. Meeks, Jr.	30%	40% Solid Capacitors - Tantalum Business Segment	30%
R. James Assaf	70%	N/A	30%
The Compensation Committee has the right to exercise discretion to adjust the KAIP payout relating to the achievement of personal performance goals to ensure that payouts produce their desired result. Individual performance is evaluated holistically following the end of the performance period and the Compensation Committee considers these personal performance goals in the context of the Corporation’s performance and determines an appropriate level of payout.
Financial Performance Measures
The Compensation Committee established the following performance measures under the KAIP for measuring the Corporation’s performance in fiscal year 2020 (amounts are in millions, except percentages). As shown below, the Corporation exceeded the Adjusted EBITDA and Free Cash Flow threshold achievement amounts while the Revenue attained was only slightly below threshold achievement.

Weighting (% of Business Opportunity)	Corporate Performance Measure	Threshold ($)	Target ($)	Maximum ($)	Actual Results ($)
40%	Adjusted EBITDA	240.9	301.1	361.3	268.4
15%	Free Cash Flow	133.6	167.0	200.4	138.9
15%	Revenue	1,286.2	1,429.1	1,572.0	1,260.6
For Mr. Meeks, the Compensation Committee established the following performance measures under the KAIP for measuring the Corporate and Solid Capacitors - Tantalum Performance in fiscal year 2020 (amounts are in millions, except percentages):

Weighting (% of Bonus Opportunity)	Corporate and Business Segment Performance Measure	Threshold ($)	Target ($)	Maximum ($)	Actual Results ($)
25%	TA Adjusted EBITDA	161.0	201.3	241.6	187.1
15%	TA Revenue	506.4	562.7	619.0	495.7
15%	Corporate Adjusted EBITDA	240.9	301.1	361.3	268.4
10%	Corporate Free Cash Flow	133.6	167.0	200.4	138.9
5%	Corporate Revenue	1,286.2	1,429.1	1,572.0	1,260.6
As illustrated above, Mr. Meeks fell slightly below threshold achievement for the TA Revenue and Corporate Revenue but exceeded the threshold achievement amounts for the remaining metrics.
For the fiscal year 2020 KAIP, the Compensation Committee selected the corporate and segment performance measures described above because they reflect the corresponding financial and operating targets in the Corporation’s annual business budget for the fiscal year. In order for a minimum bonus payout to occur, the threshold is set at 90% of target for the revenue performance targets and 80% of target for all other performance targets. At the time the measures were established, the

Compensation Committee believed that it would require a high degree of difficulty to reach the maximum bonus payout which is set at 110% of target for the revenue performance targets and 120% of target for all other performance targets.
For purposes of the KAIP, we define the various performance metrics as follows:
“Adjusted EBITDA” is defined as net income/loss before income tax expense; interest expense, net; and depreciation and amortization; adjusted to exclude the following: write down of long-lived assets; restructuring charges; plant start-up costs; plant shut-down costs; net foreign exchange gain/loss; stock-based compensation expense; net loss on sales and disposals of assets; ERP integration costs/IT transition costs; TOKIN investment related expenses; equity income (loss) from TOKIN; change in value of TOKIN options; pension plan adjustment; and legal expenses related to antitrust class actions.
“Free Cash Flows” is defined as Adjusted EBITDA (defined above) adjusted for the change in working capital (change in inventories, net; accounts receivable, net; and accounts payable), and less cash capital expenditures.
“Revenue” is defined as net sales in accordance with U.S. GAAP.
Adjusted EBITDA is a non-GAAP performance measure that we use in our quarterly and annual reports filed with the SEC. The Compensation Committee has historically used Adjusted EBITDA and Free Cash Flows in evaluating the Corporation and its segments' performance and believes such measures are appropriate as the committee seeks to measure the performance of the underlying business operations of the Corporation, and the items referenced above that are excluded in computing those measures are of the type that do not generally relate to the underlying business operations and make it difficult to compare results from period to period.
Within 90 days after completion of the fiscal year, the Compensation Committee reviews the Corporation’s performance and determines each participant’s bonus award. Payments of awards are paid in one or more cash installments, with the first payment occurring shortly after the Compensation Committee’s approval.
Individual Performance Measures
Following the end of the performance year, the Compensation Committee reviews each NEO’s performance and assesses his performance holistically in the context of our Corporation’s overall performance rather than based on predetermined individual performance goals. The Compensation Committee’s ultimate determination of each NEO’s personal performance for purposes of the KAIP is discretionary in nature.
KAIP - Fiscal Year 2020 Results
Based on the Corporation’s performance, the NEO’s individual performance and, where applicable, the NEO’s business group performance, the NEOs earned the awards below under the KAIP. Achievement was at 54% of the Corporate financial measures, and 53% for Solid Capacitors - Tantalum. The Compensation Committee also approved the discretionary individual performance component of the KAIP in amounts ranging from 100% to 120% of target. The amounts below show the total payout of KAIP as a percentage of target, including corporate, segment where applicable, and individual performance.

Executive	Target KAIP ($)	Actual KAIP ($)	Actual KAIP as a % of Target (%)
William M. Lowe, Jr.	725,000	492,003	68%
Gregory C. Thompson	402,500	285,221	71%
Charles C. Meeks, Jr.	322,875	227,107	70%
Claudio Lollini	217,350	160,540	74%
R. James Assaf	212,175	150,352	71%
The Long-Term Incentive Program (“LTIP”)
The Compensation Committee believes the LTIP provides NEOs with significant additional incentive to drive the long-term financial success of the Corporation and attract and retain talented leadership. The Compensation Committee further believes that by structuring a significant amount of the LTIP to provide our NEOs with equity-based incentives that are subject to our stock ownership guidelines, the plan appropriately aligns their interests with our stockholders.
LTIP Fiscal 2020/2021 Performance Period
In May 2019, the 2020/2021 LTIP was established which consisted of a performance component and time-based component award structure. As described further below, the performance based portion (60%) of the 2020/2021 LTIP vests based on the Corporation’s achievement of a two-year cumulative Adjusted EBITDA target (the “2020/2021 Performance

LTIP”), 50% of which is paid in restricted stock units ("RSUs") and 50% of which is paid in cash, based on actual performance. The remaining time-based portion (40%) of the LTIP award consists of time-vesting RSUs which vest in three equal annual installments beginning May 2020 (the “2020/2021 Time Based LTIP”).
In general, the total incentive opportunity under the 2020/2021 LTIP is measured as a percentage of a participant’s base salary and increases according to the individual’s seniority within the Corporation, such that a larger portion of senior executives’ compensation is contingent upon the Corporation’s success. This offers the NEOs the opportunity to earn above median total compensation upon the achievement of outstanding results (based on market data reviewed by the Compensation Committee).
The NEOs were granted the following 2020/2021 LTIP opportunities as a percentage of base salary:

NEO	2019/2020 Performance LTIP			2019/2020 Time LTIP
	% of Base Salary (at Target)
	Minimum	Target	Maximum	% of Base Salary (at Target)
William M. Lowe, Jr.	30%	60%	160% (1)	40%
Gregory C. Thompson	30%	60%	90%	40%
Charles C. Meeks, Jr.	30%	60%	90%	40%
Claudio Lollini	22.5%	45%	67.5%	30%
R. James Assaf	22.5%	45%	67.5%	30%
(1) Mr. Lowe's 2020/2021 LTIP is based on a special target salary of $1M approved by the Board.
The performance portion of the 2020/2021 LTIP is earned based on the Corporation’s achievement of an Adjusted EBITDA performance goal (calculated in the same manner as under the KAIP) for the two-year period ending March 31, 2021. The Compensation Committee continues to believe Adjusted EBITDA is an appropriate and effective measure of the Corporation’s overall performance. The threshold level of performance was set at 75% of target and was, at the time it was established, believed to be an achievable goal. At the time the Compensation Committee determined the target level of performance, the goal was believed to be aggressive, but obtainable. The maximum level of performance was set based on 120% of target and was believed to be realizable, but only with exceptional performance. If any of these performance levels are reached, 50% of the 2019/2020 Performance LTIP is paid in RSUs, and 50% is paid in cash. One-half of the RSUs vest at the end of the performance period and the other half is settled one year later. Vested RSUs are settled in Restricted Shares. The cash portion of the Performance Award is paid at the end of the performance period.
LTIP - Results for 2019/2020 Period Ended March 31, 2020
The threshold, target and maximum of the Adjusted EBITDA performance goals for the 2019/2020 LTIP are set forth below. As shown, the Corporation’s performance over the two-year performance period ending March 31, 2020 exceeded our stretch maximum performance goals and paid at 150% of the Performance LTIP target. Adjusted EBITDA is calculated under the 2019/2020 LTIP in the same manner as under the KAIP.

Performance Measure	Threshold ($)	Target ($)	Maximum ($)	Actual Results ($)
Adjusted EBITDA (in millions)	313.9	418.5	523.1	558.1
Based on the Corporation’s performance, the NEOs earned the Performance LTIP awards below:

NEO	Performance Cash Award ($)		Performance Shares Granted (#)
William M. Lowe, Jr.	$769,231		43,069
Gregory C. Thompson	—	(1)	—
Claudio Lollini	$109,502		6,131
Charles C. Meeks, Jr.	$196,691		11,014
R. James Assaf	$113,071		6,332
(1) Mr. Thompson was not eligible to participate in the 2019/2020 LTIP because he was not appointed as the Corporation's Executive Vice President and Chief Financial Officer until December 2018 which is outside of the eligibility period for the plan.

Other Policies, Practices and Guidelines
Stock Ownership Guidelines
To directly align the interests of the NEOs with the interests of the stockholders, the Compensation Committee established guidelines stipulating that each NEO should maintain a minimum ownership interest in the Corporation. The amount to be retained varies depending upon the NEO’s position:

NEO	Stock Ownership Guideline
William M. Lowe, Jr.	Five (5) times base salary
Gregory C. Thompson	Three (3) times base salary
Claudio Lollini	Two (2) times base salary
Charles C. Meeks, Jr.	Three (3) times base salary
R. James Assaf	Two (2) times base salary
The time period during which such minimum number of shares is to be acquired and retained was initially targeted five years from the later of (i) April 1, 2006 or (ii) the year in which such executive officer was hired or promoted to executive officer status. All of our NEOs have achieved their targeted share ownership. Under these guidelines, our NEOs may not sell shares of our Common Stock acquired through grant from the Corporation that would result in them falling below the applicable ownership level. As persons with access to material non-public information regarding the Corporation, our NEOs, like all of our employees and directors, are restricted in their ability to trade our securities in accordance with applicable law, the guidelines contained in our Code of Conduct and our Trading Policy which, among other things, limits trading in KEMET stock to certain quarterly trading periods.
Stock Holding Requirements
Any profit shares, defined as net shares after paying taxes, must be held until the grantee’s targets under the Corporation’s stock ownership guidelines are met. The Compensation Committee determined that requiring NEOs to hold all Restricted Shares and other performance- based equity awards until their employment terminates does not provide individuals with an opportunity to benefit from performance-based equity grants and that the stock ownership guidelines were appropriate for ensuring NEO’s hold an appropriate level of shares of the Corporation’s common stock.
Anti-Hedging and Anti-Pledging Polices
We have adopted anti-hedging and anti-pledging policies that prohibit covered persons, including our NEOs, from holding the Corporation's securities in a margin account, pledging the Corporation's securities as collateral for a loan or entering into hedging or monetization transactions with respect to the Corporation's securities. The policy prohibiting pledging relates to all shares acquired in any manner after the date of the adoption of the policy and all shares acquired pursuant to any equity compensation arrangement regardless of when acquired. The anti-hedging policy applies to any shares held by covered persons regardless of when or how they are acquired.
Retirement, Health and Welfare Benefits
Our NEOs participate in the same retirement, health and welfare benefits as other employees, based on their country regulations. Other than the supplemental retirement savings plans described below, no supplemental programs are provided.
Deferred Compensation Plan for Key Managers
The NEOs, in addition to certain other U.S.-based eligible executives, are entitled to participate in the Deferred Compensation Plan for Key Managers (the “DCP”). The DCP offers its NEOs an opportunity to save on a tax-advantaged basis for their retirement. Participants in the DCP can defer up to 75% of their total compensation on a pre-tax basis during any fiscal year. If a participant elects to defer a portion of their compensation, the Corporation will match an amount equal to 100% of the first six percent of compensation that a participant elects to defer. Benefits under the DCP are paid no earlier than at the beginning of the year following the executive’s retirement or termination of employment. NEOs can participate in either the DCP or the Corporation’s 401(k) retirement savings plan or both; however, the aggregate match provided by the Corporation under both plans and the Secured Benefit Plan (described below) cannot exceed six percent of compensation in any given calendar year.

Executive Secured Benefit Plan
The KEMET Executive Secured Benefit Plan (the “Secured Benefit Plan”) is an after-tax non-qualified retirement plan available to certain U.S.-based eligible executives, including the NEOs. The Secured Benefit Plan supplements the Corporation’s two existing pre-tax deferred compensation plans—the DCP and the 401(k) retirement savings plan.
The Secured Benefit Plan allows participants to make after-tax contributions that are placed in an institutional life insurance policy that is owned by the participant with investment options in a variety of mutual funds. Each participant may elect to make contributions to the Secured Benefit Plan in an amount not to exceed 50% of his or her base salary plus 50% of his or her KAIP incentive compensation; provided, however, the participant’s initial contribution must equal at least $5,000. There are no minimum contributions in subsequent years. The Corporation will match an amount equal to 100% of the first six percent of compensation that a participant elects to contribute to the Secured Benefit Plan, though this amount is reduced to account for any contributions made to the DCP or 401(k) retirement savings plan. The participant’s contributions to the Secured Benefit Plan are made on an after-tax basis and any Corporation matching contributions are taxable income to the participant for the year in which such contributions are made on behalf of the participant. Each participant is responsible for all federal, state and local taxes on such contributions. In addition, all policy premiums and fees are paid by the participant.
Unlike the DCP or 401(k) retirement savings plan, the Secured Benefit Plan allows participants to withdraw up to 100% of their contributions in the life insurance policy, subject to minor fees, while actively employed or following termination of employment. Upon death, the estate of the participant will receive a death benefit equal to the amount of the original life insurance policy, minus any distributions.
Perquisites
The Corporation believes that setting appropriate levels of base and variable pay are of greater importance to motivating key talent and increasing stockholder return than any package of non-cash perquisites. There were no significant recurring perquisites granted to any of our NEOs.
Executive Agreements
With the exception of Mr. Lowe, none of our NEOs were employed pursuant to employment agreements during fiscal year 2020.
On December 19, 2018, Mr. Lowe was appointed CEO by the Corporations' Board of Directors. Mr. Lowe's compensation as CEO, effective January 1, 2019, is set forth in the March 20, 2019 Employment Agreement between Mr. Lowe and the Corporation (the ""Lowe Agreement")". The initial term of the Lowe Agreement is January 1, 2019 through March 31, 2021, which can be extended by mutual agreement. The Lowe Agreement provides that Mr. Lowe may receive severance benefits upon his termination without cause or resignation for good reason, as described in the section titled “Potential Payments Upon Termination or Change-in-Control.” Such severance benefits are subject to Mr. Lowe's continuing compliance with non-competition and non-solicitation restrictive covenants (with respect to both employees and customers) for a period of 24 months following the termination of his employment. The Lowe Agreement superseded the December 1, 2014 Incentive Award, Severance and Non-Competition Agreement between Mr. Lowe and the Corporation, pursuant to which Mr. Lowe was granted 250,000 RSUs on December 1, 2014, the final 200,000 of which vested on December 1, 2018. In connection with his appointment to CEO, the Corporation granted Mr. Lowe 50,000 RSUs on January 1, 2019, 25,000 of which will vest 15 months after the date of grant and 25,000 of which will vest 27 months after the date of grant (the “Special RSU Grant”), in each case subject to Mr. Lowe’s employment with the Corporation on the applicable vesting date and the other terms and conditions of the Corporation’s Omnibus Incentive Plan.
The material terms of the Lowe Agreement are described below in the narrative description to the Summary Compensation Table and the Grants of Plan-Based Awards Table.
Change in Control Severance Agreements
In fiscal year 2018, the Compensation Committee approved and the Corporation entered into Change in Control Severance Compensation Agreements (the “Change in Control Severance Agreements”) with each of its NEOs. In March 2020 the Compensation Committee extended the term of the Change in Control Severance Agreements by one year; they are currently scheduled to expire on July 27, 2021. The Corporation has historically provided these double-trigger change in control protections for its named executive officers and the Compensation Committee continues to believe that the Change in Control Severance Agreements are in the Corporation’s best interests in order to ensure that in the event of a possible change in control of the Corporation, the stability and continuity of management would continue unimpaired, free of the distractions incident to any such change in control. The material terms of the Change in Control Severance Agreements are set forth in the section titled “Potential Payments Upon Termination or Change-in-Control.”

Management of Executive Compensation-Related Risk
The executive compensation program is designed to create incentives for our NEOs to achieve the Corporation’s annual and longer-term business objectives. The Compensation Committee considers how the individual elements of executive compensation and the executive compensation program as a whole could potentially encourage our NEOs, either individually or as a group, to make excessively risky business decisions at the expense of long-term stockholder value. In order to address this potential risk, the Compensation Committee annually reviews the risk characteristics of the Corporation’s executive compensation programs and considers methods for mitigating such risk. For fiscal 2020, the Compensation Committee concluded that the executive compensation program and its policies do not encourage excessive risk-taking and that any risks arising from the Corporation’s compensation policies and practices are not reasonably likely to have a material adverse effect on the Corporation.
Tax and Accounting Implications
The Tax Cuts and Jobs Act of 2017 (the "Tax Reform Act"), which was enacted on December 22, 2017, significantly alters the Corporation's ability to deduct for federal income tax purposes compensation paid to certain of its executives. Prior to its passage, Section 162(m) of the Code limited the Corporation's ability to deduct compensation paid to its named executive officers (other than the chief financial officer) in excess of $1 million per year, unless the compensation was "performance based," as described in the regulations under Code Section 162(m). In general, the Tax Reform Act eliminated the exception from Code Section 162(m)'s deduction limits for performance-based compensation, clarified that chief financial officers are covered by the deduction limitation, and made certain other changes, including providing for transition relief for written binding contracts in effect on November 2, 2017.
As in the past, the Compensation Committee expects to continue to take into consideration the tax deductibility of compensation, but reserves the right to authorize payments that may not be deductible if it believes that the payments are appropriate and consistent with our compensation philosophy.
Compensation Committee Report
In connection with the Yageo Merger which closed on June 15, 2020, our Compensation Committee was dissolved. Our Board of Directors, acting in lieu of a compensation committee, has reviewed and discussed the foregoing Compensation Discussion and Analysis with management. Based on such review and discussions with management, we have recommended that the Compensation Discussion and Analysis be included in the Corporation’s Annual Report on Form 10-K for the fiscal year ended March 31, 2020.

Submitted by:    Tie-Min (Pierre) Chin
Deng-Rue (David) Wang
Frank G. Brandenberg
Members of the Board

Summary Compensation Table For Fiscal Years 2020, 2019, and 2018
The table below summarizes the total compensation earned by each of the Named Executive Officers for each of the last three fiscal years.

Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Stock Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)(3)	All-Other Compensation ($)(5)	Total ($)
William M. Lowe, Jr. Chief Executive	2020	725,000	217,500	400,000	1,043,734	22,475	2,408,709
Officer, former Executive Vice President and	2019	611,392	326,250	1,106,409	1,521,049	21,256	3,586,356
Chief Financial Officer	2018	565,088	180,660	224,911	1,053,363	13,614	2,037,636

Gregory C. Thompson	2020	575,000	132,825	230,000	152,396	370,386	1,460,607
Executive Vice President	2019	191,667	199,238	2,048,000	563,500	52,712	3,055,117
Chief Financial Officer	2018	—	—	—	—	—	—

Claudio Lollini	2020	357,938	78,246	103,500	191,796	40,379	771,859
Senior Vice President,	2019	337,425	102,465	97,335	498,375	69,040	1,104,640
Global Sales and Marketing	2018	312,863	93,442	92,700	487,757	21,958	1,008,720

Charles C. Meeks, Jr.	2020	461,665	106,549	180,000	317,249	35,008	1,100,471
Executive Vice President,	2019	443,545	189,000	174,836	822,924	55,585	1,685,890
Solid Capacitors -Tantalum	2018	427,542	156,041	169,744	799,149	49,290	1,601,766

R. James Assaf	2020	351,469	70,018	103,500	193,406	27,675	746,069
Senior Vice President,	2019	340,013	93,150	100,508	507,245	39,590	1,080,506
General Counsel and Secretary	2018	325,361	90,457	96,642	490,503	37,006	1,039,969
(1) Amounts reflected under the “Bonus” column for 2018, 2019, and 2020 represent the discretionary portion of each NEO’s KAIP payable on account of the NEO’s individual performance.
(2) Amounts reflected under the “Stock Awards” column for 2018, 2019, and 2020 represent the aggregate grant date fair value computed in accordance with FASB ASC Topic 718 of the time-vesting RSUs.
(3) The amounts shown in this column for 2018, 2019, and 2020 reflect awards under the KAIP on account of the Corporation’s performance and, if applicable, the applicable business group’s performance (as noted above, the individual performance component of the KAIP is included in the “Bonus” column) and the portion of the LTIP payable in cash. The table below summarizes the breakdown between KAIP and LTIP received by each NEO. Non-equity incentive plan compensation for each of our NEOs for fiscal 2020, 2019 and 2018 consists of the following:

	2020		2019		2018
Named Executive Officer	Non-Discretionary KAIP ($)	2019/2020 LTIP ($)(a)	Non-Discretionary KAIP ($)	2018/2019 LTIP ($)(b)	KAIP ($)	2017/2018 LTIP ($)(c)
William M. Lowe	274,503	769,231	1,015,000	506,049	562,053	491,310
Gregory C. Thompson	152,396	—	563,500	—	—	—
Charles C. Meeks, Jr.	120,558	196,691	441,000	381,924	428,349	370,800
Claudio Lollini	82,294	109,502	289,800	208,575	272,538	215,219
R. Jamie Assaf	80,335	113,071	289,800	217,445	281,422	209,081
(a) The amount shown reflects the total amount of cash paid in June 2020 under the cash portion of the 2019/2020 LTIP due to the Corporation’s performance.
(b) The amount shown reflects the total amount of cash paid in June 2019 under the cash portion of the 2018/2019 LTIP due to the Corporation’s performance.
(c) The amount shown reflects the total amount of cash paid in May 2018 under the cash portion of the 2017/2018 LTIP due to the Corporation’s performance.

(4) All other compensation for each of the Named Executive Officers for fiscal year 2020 consists of the following:

Name	Year	Corporate Contributions to Retirement and 401(k) Plans ($)(a)	Executive Travel Service (b)	Company Car ($)	Tax Reimbursements ($)	Other ($) (c)		Total ($)
William M. Lowe, Jr.	2020	17,675	4,800	—	—	—		22,475
Gregory C. Thompson	2020	51,538	4,800	—	—	314,048	(d)	370,386
Claudio Lollini	2020	31,383	4,800	4,196	—	—		40,379
Charles C. Meeks, Jr.	2020	35,008	—		—	—		35,008
R. James Assaf	2020	27,675	—	—	—	—		27,675
(a) Includes company match contributions (the aggregate of which is not to exceed 6% of base salary and bonus) for the deferred compensation plan, the Secured Benefit Plan, and defined contribution retirement plan.
(b) Represents fees paid for an elevated tier of service offered by our business travel management provider to assist in expediting travel arrangements, avoiding travel disruptions and rescheduling as required.
(c) None for the 2020 reporting year. Represents amounts for spousal travel in connection with attendance at Corporation events and events sponsored by Corporation-supported charitable organizations, as well as amounts paid for home office phone expenses, and supplies.
(d) Relocation items and tax assistance with sale of previous home. Items include Sale of Departure Home $237K, New Home Purchase Assistance $37K, Tax Assistance $28K and Travel, Temp Living, Utilities $12K.

Grants of Plan-based Awards During Fiscal Year 2020
The table below summarizes the total of each grant of an award made to a Named Executive Officer in the fiscal year ended March 31, 2020.

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock of Units	Grant Date Fair Value of Stock Awards ($)	Estimated Future Payouts Under Equity Incentive Plan Awards
	Grant Date	Threshold ($)	Target ($)	Maximum ($)			Threshold ($)	Target ($)	Maximum ($)
William M. Lowe, Jr.
2020/2021 LTIP (1)	5/18/2019	150,000	300,000	800,000	22,039	400,000	150,000	300,000	800,000
2020 KAIP (2)		362,500	725,000	1,450,000	—	—	—	—	—

Gregory C. Thompson
2020/2021 LTIP (1)	5/18/2019	86,250	172,500	258,750	12,673	230,000	86,250	172,500	258,750
2020 KAIP (2)		201,250	402,500	805,000	—	—	—	—	—

Charles C. Meeks, Jr.
2020/2021 LTIP (1)	5/18/2019	67,500	135,000	202,500	9,918	180,000	67,500	135,000	202,500
2020 KAIP (2)		161,438	322,875	645,750	—	—	—	—	—

Claudio Lollini
2020/2021 LTIP (1)	5/18/2019	38,813	77,625	116,438	5,703	103,500	38,813	77,625	116,438
2020 KAIP (2)		108,675	217,350	434,700	—	—	—	—	—

R. Jamie Assaf
2020/2021 LTIP (1)	5/18/2019	38,813	77,625	116,438	5,703	103,500	38,813	77,625	116,438
2020 KAIP (2)		106,088	212,175	424,350	—	—	—	—	—
(1) Represents the estimated possible payout under the 2020/2021 LTIP.  As described in the Compensation Discussion and Analysis, participants in the 2020/2021 LTIP receive Performance Awards that are partially payable in cash and partially payable in RSUs that are settled in Restricted Shares equal to the dollar amount reported in the table above divided by the stock price at the time of vesting. Participants also receive time-based RSUs, which are shown as Stock Awards.
(2) The 2020 KAIP allowed the Named Executive Officers to earn a cash bonus based on the fiscal year 2020 performance of the Corporation, the officer’s business group (if applicable), and the officer’s individual performance, as further described in the Compensation Discussion and Analysis under the heading, “Annual Bonus Incentives for Named Executive Officers.” The threshold, target and maximum performance levels reflected in this table represent the range of amounts each of the Named Executive Officers was eligible to earn based on fiscal year 2020 performance. Actual payouts under the 2020 KAIP are described in the Compensation Discussion and Analysis and reported in the Summary Compensation Table above.
Employment Agreements and Other Individual Agreements with Named Executive Officers
Lowe Agreement
Mr. Lowe, our CEO, is employed pursuant to the Lowe Agreement. Key terms of the Lowe Agreement are as follows:

•	The Lowe Agreement has an initial term of January 1, 2019 through March 31, 2021.

•	During the term of the Lowe Agreement, Mr. Lowe is paid an annual base salary of $725,000, subject to increases at the discretion of the Board.

•
Mr. Lowe is eligible to participate in the Corporation’s health and insurance coverage plan and the Corporation’s deferred compensation plans (described on page 33), in each case as such plans are generally available to other executive officers of the Corporation.

•
Mr. Lowe is entitled to participate in the annual KAIP program for an annual bonus targeted at an amount equal to 100% of the annual base salary, provided that the actual amount of the annual bonus payable to Mr. Lowe will be adjusted upward or downward based on the achievement of Corporation and/or individual performance metrics as established by the Board.

•
Mr. Lowe is entitled to participate in the LTIP programs for each fiscal year during the term of the Lowe Agreement, with a minimum target value of $1,000,000 commencing with the 2019/2020 LTIP for all such awards, in accordance with the LTIP and applicable award agreement.

•	The Lowe Agreement acknowledges that on January 1, 2019 the Corporation entered into the Special RSU Grant with Mr. Lowe, as described in the Compensation Discussion and Analysis above.

•	Certain time-vesting RSUs granted to Mr. Lowe pursuant to LTIP award agreements dated May 18, 2016, May 18, 2017 and May 18, 2018 were accelerated to vest on March 20, 2019.

•
The Lowe Agreement will terminate (i) immediately upon Mr. Lowe’s resignation, death or disability or (ii) upon notice of termination by the Corporation at any time, with or without “cause” (as defined in the Lowe Agreement).

•
Mr. Lowe will be entitled to certain severance benefits upon qualifying terminations of employment. Please refer to the section titled “Potential Payments upon Termination or Change-in-Control” for a description of these payments.

•
The Lowe Agreement contains a standard confidentiality provision as well as non-competition and non-solicitation agreements for the term of Mr. Lowe’s employment and for a minimum of 24 months after any termination thereof.

•	The Lowe Agreement supersedes the December 1, 2014 Incentive Award, Severance and Non-Competition Agreement between the Corporation and Mr. Lowe.
Other Agreements with Named Executive Officers
The Corporation has entered into Change in Control Severance Compensation Agreements with each of its Named Executive Officers. Please refer to the section titled “Potential Payments upon Termination or Change-in-Control” for information concerning these agreements.

Outstanding Equity Awards at Fiscal Year-end March 31, 2020
The table below summarizes the awards under the Corporation’s equity incentive plans for each Named Executive Officer outstanding as of March 31, 2020.

	Option Awards					Stock Awards
	Number of Securities Underlying Unexercised Options (#)		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)(6)	Equity Incentive Plan Awards: Number of Unearned Shares, Units, or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units, or Other Rights That Have Not Vested ($)(6)
Name	Exercisable	Unexercisable
William M. Lowe, Jr.	—	—	—	—	(4)	50,000	1,208,000	—	—
					(1)	—	—	—	—
					(2)	—	—	16,797	405,816
					(3)	22,039	532,462	16,529	399,341

Gregory C. Thompson	—	—	—	—	(5)	75,000	1,812,000	—	—
					(3)	12,673	306,180	9,504	229,617

Charles C. Meeks, Jr.						—
	—	—	—	—	(1)	4,305	104,009	—	—
					(2)	6,559	158,465	7,342	177,383
					(3)	9,918	239,619	7,438	179,702

Claudio Lollini		—	—	—	(1)	2,351	56,800	—	—
		—	—	—	(2)	3,651	88,208	4,087	98,742
		—	—	—	(3)	5,703	137,784	4,277	103,332

R. Jamie Assaf					(1)	2,451	59,216
					(2)	3,771	91,107	4,221	101,979
					(3)	5,703	137,784	4,277	103,332

(1) In May 2017, the 2018/2019 LTIP was established; 40% of the LTIP award takes the form of a grant of RSUs that will vest in annual installments of 33%, 33%, 34% over a three-year period ending May 18, 2020 (subject to continued employment with the Corporation). Per the Lowe Agreement, Mr. Lowe's time-based RSUs were accelerated to vest on March 20, 2019.
(2) In May 2018, the 2019/2020 LTIP was established; 40% of the LTIP award takes the form of a grant of RSUs that will vest in annual installments of 33%, 33%, 34% over a three-year period ending May 18, 2021 (subject to continued employment with the Corporation). Per the Lowe Agreement, Mr. Lowe's time-based RSUs were accelerated to vest on March 20, 2019. 60% of the LTIP award takes the form of Performance-Based RSUs, the vesting of which are subject to the Corporation's achievement of a two-year performance target for the period ending March 31, 2020. These RSUs are included based on achievement of the target.
(3) In May 2019, the 2020/2021 LTIP was established; 40% of the LTIP award takes the form of a grant of RSUs that will vest in annual installments of 33%, 33%, 34% over a three-year period ending May 18, 2022 (subject to continued employment with the Corporation). 60% of the LTIP award takes the form of Performance-Based RSUs, the vesting of which are subject to the Corporation's achievement of a two-year performance target for the period ending March 31, 2021. These RSUs are included based on achievement of the target.
(4) On January 1, 2019, the Corporation granted 50,000 RSUs to Mr. Lowe in connection with his appointment as Chief Executive Officer.  25,000 of these RSUs will vest 15 months after the Grant Date of January 1, 2019 and the remaining 25,000 RSUs will vest 27 months after the January 1, 2019 Grant Date (subject to Mr. Lowe's continued employment with the Corporation through the applicable vesting date).
(5) On December 1, 2018, the Corporation granted 100,000 RSUs to Mr. Thompson in connection with his hire that will vest in annual installments of 25%, 25%, and 50% over a three year period ending December 1, 2021 (subject to Mr. Thompson's continued employment with the Corporation through the applicable vesting date).
(6) Based on the closing price of the Corporation’s Common Stock on March 31, 2020 ($24.16).

Options Exercised and Stock Vested During Fiscal Year 2020
The table below summarizes exercises of stock options and vesting of stock awards for the Named Executive Officers for the fiscal year ended March 31, 2020.

	Options Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)(1)
William M. Lowe, Jr.	—	—	—	—
Gregory C. Thompson	—	—	25,000	668,000
Charles C. Meeks, Jr.	—	—	22,669	411,442
Claudio Lollini	—	—	12,938	234,825
R. Jamie Assaf	—	—	12,840	233,046
(1) Based on the closing price of the Corporation’s Common Stock on the various vesting dates that pertain to the NEO.
Potential Payments Upon Termination or Change in Control
Change in Control Severance Agreements
The Corporation has entered into Change in Control Severance Agreements with each of its Named Executive Officers to ensure that in the event of a possible change in control of the Corporation, the stability and continuity of management would continue unimpaired, free of the distractions incident to any such change in control. Only in the event his employment is terminated under certain circumstances following a change in control, the Change in Control Severance Agreements provide each NEO with certain severance benefits. Absent a “change in control” (as defined below), the Change in Control Agreements will expire on July 27, 2021. In the event a change in control occurs prior to July 27, 2021, the Change in Control Agreements will expire on the two year anniversary of the change in control. In addition, the Change in Control Agreements will automatically terminate upon the occurrence of any of the following events:

•	The Named Executive Officer’s death or termination due to disability; or

•
The determination by the Board that the Named Executive Officer is no longer eligible to receive the benefits provided under the Change in Control Agreement, provided such determination is made prior to a change in control and not the result of negotiations in connection with a change in control.

Under the Change in Control Agreements, only in the event their employment with the Corporation is terminated under certain circumstances following a change in control, the Named Executive Officers are entitled to severance benefits and accelerated vesting of performance awards. The Change in Control Agreements do not provide for a “gross-up” for any excise tax imposed by operation of Code Section 4999 on amounts that constitute “excess parachute payments” under Code Section 280G. However, a Named Executive Officer’s payment under his Change in Control Agreement may be reduced to an amount such that it does not constitute an excess parachute payment under Code Section 280G, if such reduction would result in the NEO receiving a greater after-tax payment. If the NEO would receive a greater after-tax payment absent a reduction and payment of applicable taxes, including excise taxes, no reduction will be made.
Under the Change in Control Agreements, a “change in control” is deemed to have occurred in the event of certain significant changes to the ownership of the Corporation, including when:
(1) the percentage of ownership by an acquiring entity or group equals or exceeds 25% of the (a) then outstanding shares of Common Stock of the Corporation, or (b) combined voting power of the then outstanding voting securities of the Corporation entitled to vote generally in the election of the Corporation’s directors,
(2) a replacement of the majority of the incumbent members of the Corporation’s Board, or
(3) a reorganization, merger or consolidation or sale of assets, unless following such event (a) beneficial stockholders prior to the event own more than 50% of the outstanding shares of common stock and voting power of outstanding securities entitled to vote generally in the election of the Corporation’s directors, (b) no person owns 25% or more of the outstanding shares of common stock or the combined voting power of the then outstanding voting securities, and (c) at least a majority of the incumbent members of the Board continue to serve on the Board following the transaction.

Our Named Executive Officers will only receive severance benefits under the Change in Control Agreements if they are terminated without “cause” or if they resign for “good reason” following the change in control. The Change in Control Agreements define “good reason” as the occurrence of any of the following events:

•
The assignment of any duties inconsistent with the Named Executive Officer’s position, duties, responsibilities and status with the Corporation, or any removal of the Named Executive Officer from, or any failure to reelect to, any such position;

•	A reduction by the Corporation in the Named Executive Officer’s base salary;

•
The failure of the Corporation to continue in effect any compensation, welfare or benefit plan in which the Executive is participating at the time of a change in control, without substituting or providing a substantially similar benefit at substantially the same cost;

•	Any purported termination for “cause” or “disability” (as defined in the Change in Control Agreements) without grounds; and/or

•	The relocation of the Named Executive Officer’s primary work location to a location that is more than 20 miles from the current work location immediately prior to the change in control.
“Cause,” as defined in the Change in Control Agreements, means (i) the willful and continued failure by the Named Executive Officer for a significant period of time substantially to perform his duties with the Corporation (other than any such failure resulting from his disability), after a demand for substantial performance is delivered to the Named Executive Officer in writing by the Board or its designee which specifically identifies the manner in which the Board or its designee believes that the Named Executive Officer has not substantially performed his duties, or (ii) the willful engaging by the Named Executive Officer in gross misconduct materially and demonstrably injurious to the Corporation. No act, or failure to act, on the Named Executive Officer’s part shall be considered “willful” unless done, or omitted to be done, by the Named Executive Officer, not in good faith and without reasonable belief that his action or omission was in the best interest of the Corporation.
Pursuant to the Change in Control Agreements, upon his qualifying termination each Named Executive Officer is entitled to receive a lump sum payment on his termination date equal to twenty-four times the sum of (a) monthly base salary and (b) the monthly amount of the annual target incentive bonus due each executive following a qualifying termination after a change in control. In addition, under the Change in Control Agreements, the Corporation must:

•
Maintain all life insurance, medical plans and programs in which such Named Executive Officers participate for 18 months following the date of the qualifying termination or until such time as the executive first becomes eligible for the same type of coverage under another employer’s plan, whichever is earlier;

•	Pay all reasonable legal fees and expenses incurred by such Named Executive Officer as a result of his termination; and

•	Pay the costs of reasonable outplacement services, up to a maximum of $15,000, until such Named Executive Officer is employed on a full-time basis.
The Named Executive Officers are not entitled to the benefits described above if their termination is for cause, they resign without good reason, or they die, become disabled or retire.
Additionally, the Change in Control Agreements provide for accelerated vesting of LTIP awards such that LTIP awards are payable in an amount equal to the greater of: (1) the actual performance of the Corporation through the end of the fiscal year during which the change in control occurs compared to the plan target, up to the maximum amount payable under the plan or (2) the target amount payable under the plan for such period. The actual amount paid for such LTIP awards will be pro-rated for each outstanding LTIP award based on the number of fiscal years from the grant date through the fiscal year in with the change in control occurs divided by the total number of fiscal years in the performance period.
Lowe Agreements
Under the Lowe Agreement, entered into effective as of January 1, 2019, all of Mr. Lowe’s pending equity incentive awards other than the Special RSU Grant shall vest pro rata upon his termination other than for “cause,” based on the number of days that Mr. Lowe had been employed with the Corporation during the applicable vesting period (for time-vesting RSUs) or measurement period (for performance-vesting RSUs), provided that such pro rata vesting shall only be applied to time-vesting RSUs which were granted at least six months prior to the termination date of Mr. Lowe’s employment with the Corporation, and to performance-vesting RSUs which measurement periods commenced at least six months prior to the termination date of Mr. Lowe’s employment with the Corporation.

The Lowe Agreement provides for certain additional severance benefits upon his termination without “cause” or his resignation for “good reason.” In such event, Mr. Lowe will be entitled to (i) the lesser of (A) his annual base salary plus target bonus as in effect as of his termination payable in 12 monthly installments and (B) his annual base salary plus target bonus as in effect as of his termination, pro-rated for the remaining days of employment in his current term payable over the remainder of the term; and (ii) a lump sum cash payment equal to the medical, dental, and vision COBRA premiums for Mr. Lowe and his covered dependents during the payment term of the severance described in (i). The Lowe Agreement also provides that the terms of Mr. Lowe’s Change in Control Severance Agreement (as described above in the Compensation Discussion and Analysis) shall remain in effect. In the event of Mr. Lowe’s disability or death, Mr. Lowe or his heirs, as applicable, will be entitled to receive only his annual bonus as in effect at the time pro-rated based on the number of days he was employed during the fiscal year and based on actual performance. Mr. Lowe’s severance payments are subject to his execution of a release of claims against the Corporation and his not breaching the restrictive covenants in his agreement.
The Lowe Agreement defines “cause” as (i) a majority of the board members determining Mr. Lowe has committed an act of fraud, committed an act of misconduct or gross negligence that is materially injurious to the Corporation or its customers, materially breached a Corporation policy, or failed to adequately perform material duties or obligations; (ii) Mr. Lowe’s indictment for or conviction of or pleading no contest to a felony; or (iii) a breach of Mr. Lowe’s representations in the Lowe Agreement. The Lowe Agreement defines “good reason” as (i) a material reduction of Mr. Lowe’s base salary, other than a reduction that reflects a material reduction in the base salaries of all executive officers; (ii) a reduction in Mr. Lowe’s target bonus, LTIP target value or the grant date value of his annual equity awards; (iii) a material adverse change in Mr. Lowe’s position that reduces his title, responsibilities, level of authority or scope of duties; (iv) the Corporation’s breach of a material obligation to Mr. Lowe pursuant to a written agreement; or (v) a relocation of Mr. Lowe’s principal worksite of more than 50 miles (unless so relocation reduces his commute).
Prior to his appointment as CEO, Mr. Lowe’s agreement with the Corporation provided that he would receive severance compensation in the event his employment was terminated without cause or he resigned for good reason in the form of 24 monthly payments, each equal to one-twelfth of the sum of (i) Mr. Lowe’s annual base salary, plus (ii) his target annual bonus. Mr. Lowe’s Agreement also provided that if he becomes entitled to payments under both his prior agreement and his Change in Control Agreement, he was entitled to the greater of the two payments, but may not receive payment under both agreements. As discussed in the Compensation Discussion and Analysis, this agreement was superseded and replaced by the Lowe Agreement described above.

General Information
The table below describes the compensation and benefits payable to each of our Named Executive Officers in the following circumstances:

•	termination without cause or for resignation good reason in the absence of a change of control;

•	termination without cause or resignation for good reason in connection with a change of control;

•	voluntary resignation;

•	death; or

•	disability.
The amounts shown below assume that termination of employment or a change in control occurred as of March 31, 2020, and estimate certain amounts which would be paid to our Named Executive Officers upon the specified event. Due to the number of factors that affect the nature and amounts of compensation and benefits provided upon the events discussed below, the actual amounts estimated to be paid or distributed may be different. A factor that could affect these amounts is the financial performance of the Corporation through the date of any such event.
The table quantifies and the accompanying footnotes describe the compensation and benefits that are paid in addition to compensation and benefits generally available to salaried employees. Examples of compensation and benefits generally available to salaried employees, and thus not included below, are distributions under the Corporation’s 401(k) retirement savings plan, accrued vacation pay, vested nonqualified deferred compensation and vested equity. The table assumes that all outstanding equity awards would be assumed by an acquirer in the event of a change in control, as is the common practice. In the event such awards were not assumed, they would become fully vested as a result of the change in control.

	Before Change in Control	After Change in Control
Name	Termination w/o Cause or Resignation for Good Reason (1)(5)($)	Termination w/o Cause or Resignation for Good Reason (2)(3)($)	Voluntary Termination ($)(6)	Death (4)(5)($)	Disability (5)($)
William M. Lowe, Jr.	1,450,000	3,271,919	522,918	120,834	156,000
Gregory C. Thompson	977,500	2,182,516	—	95,834	156,000
Charles C. Meeks, Jr.	461,250	1,777,263	—	76,875	156,000
Claudio Lollini	362,250	1,275,624	—	60,375	156,000
R. Jamie Assaf	353,625	1,284,996	165,986	58,938	156,000
(1) This benefit is payable pursuant to the KEMET Corporation Severance Pay Plan; our NEOs receive twelve months’ base salary as severance.
(2) Pursuant to the accelerated vesting provision of the Change in Control Severance Agreements, these amounts shown include (a) the target payout under the Performance component of the 2019/2020 LTIP grant date of May 18, 2018, (b) 50% of the target payout under the Performance component of the 2020/2021 LTIP grant date of May 18, 2019, and (c) unvested RSUs, calculated based on the closing price of the Corporation’s Common Stock on March 31, 2020, the last trading day during the 2020 fiscal year. Pursuant to the terms of the Change in Control Severance Agreements, if any of these amounts are considered excess parachute payments under Code Section 280G, they may be reduced if such reduction would result in the NEO receiving a greater after-tax payment.
(3) These amounts include the benefit payable pursuant to the Change in Control Severance Agreements, which is (a) twenty four multiplied by the sum of (i) the NEO’s monthly base salary plus (ii) the monthly value of the NEO’s target annual bonus (Mr. Lowe—100% of base salary, Mr. Thompson, Mr. Meeks, —70% of base salary, Mr. Lollini, Mr. Assaf — 60% of base salary), (b) accelerated LTIP (as described above) (c) eighteen months of COBRA premiums, and (d) reasonable outplacement services. As described above, the Corporation does not pay any Code Section 280G “gross-up” payments. Pursuant to the terms of the Change in Control Severance Agreements, if any of these amounts are considered excess parachute payments under Code Section 280G, they may be reduced if such reduction would result in the NEO receiving a greater after-tax payment.

(4) This benefit is payable pursuant to historical practice of the Corporation and is equal to two months of salary. The intention is to provide the family of a deceased NEO with income while the life insurance application process is taking place.
(5) Pursuant to the company's Long Term Disability Benefit, the maximum payable per year.
(6) This benefit is available to any LTIP participant who retires at the age of 60 or later and whose years of service with the Corporation, when added to such participant's age at the time of his or her retirement from service with the Corporation, equals at least 70. Any such benefits shall be subject to pro-rated vesting. The benefit amount of NEO's, Lowe and Assaf, was calculated at target using the Corporation's May 29, 2020 stock price ($27.03).
CEO Pay Ratio
As required by the Dodd-Frank Wall Street Reform and Consumer Protection Act and Regulation S-K of the Exchange Act, we are providing the following information about the relationship of the annual total compensation of our CEO and the annual total compensation of our employees through the end of our fiscal year 2020 (our “CEO pay ratio”). Our CEO pay ratio information is a reasonable good faith estimate calculated in a manner consistent with Item 402(u) of Regulation S-K.
Total 2020 compensation to our CEO, Mr. Lowe, was $2,408,709 from the Summary Compensation Table:

•	CEO's annual compensation of $2,408,709; and the median of the annual total compensation of all employees (other than our CEO), determined in accordance with SEC rules, was $8,697.
The ratio of the annual total compensation of our CEO calculated to the median of the annual total compensation of all employees for this past fiscal year is 277 to 1.
Methodology for Determining Our Median Employee. For purposes of the above CEO pay ratio disclosure, we are required to identify a median employee based on our worldwide workforce, without regard to their location, compensation arrangements, or employment status (full-time versus part-time). The median employee is determined by identifying the employee whose compensation is at the median of the compensation of our employee population (other than our CEO). Accordingly, to identify the median of the compensation of our employee population, the methodology and the material assumptions and estimates that we used were as follows:
Employee Population

•
Total Global Population. We determined that, as of January 31, 2020, the date we selected to identify the median employee, our employee population consisted of approximately 12,460 individuals working for KEMET Corporation.

Compensation Measure Used to Identify the Median Employee

•
Given the geographical distribution of our employee population, we use a variety of pay elements to structure the compensation arrangements of our employees. Consequently, for purposes of measuring the compensation of our employees to identify the median employee, rather than using annual total compensation, we selected base salary / wages and overtime pay paid through January 31, 2020 as the compensation measure.

•
We annualized the compensation of employees to cover the full calendar year, and also annualized any employees newly hired after April 1, 2019 as if they were hired at the beginning of the fiscal year, as permitted by SEC rules, in identifying the median employee.

•	We did not make any cost-of-living adjustments in identifying the median employee.

•	Using this methodology, we estimated that the median employee was an employee with base salary / wages and overtime paid for the year ended March 31, 2020 of $6,030.
Annual Total Compensation of Median Employee. In order to determine the annual total compensation of the median employee, we identified and calculated the elements of that employee’s compensation through March 31, 2020 in accordance with the requirements of Item 402(c)(2)(x) of Regulation S-K, resulting in annual total compensation in the amount of $8,697.
Annual Total Compensation of Chief Executive Officer. With respect to the annual total compensation of our CEO, in accordance with SEC rules, we included the amount reported for Mr. Lowe in the “Total” column for the most recent fiscal year in the Summary Compensation Table included in this proxy statement.
Compensation Committee Interlocks and Insider Participation
No person who served on our Compensation Committee during our fiscal year ended March 31, 2020 is or has been an officer or employee of the Corporation, and no executive officer of the Corporation served on the Compensation Committee or board of directors of any entity that employed any member of the Corporation’s Compensation Committee or Board of Directors. In addition, no other “compensation committee interlocks” existed during the fiscal year ended March 31, 2020.
Compensation of Directors
During the fiscal year ended March 31, 2020, the compensation of the non-employee members of our Board of Directors was as follows (employee directors are not compensated for their service on our Board of Directors):

•	Each director was paid a director’s fee at the annual rate of $70,000.

•	The Chairman received an annual retainer of $95,000.

•	The Chairman of the Audit Committee of the Board received an annual retainer of $25,000, and each other member of the Audit Committee received an annual retainer of $10,000.

•	The Chairman of the Compensation Committee received an annual retainer of $15,000, and each other member of the Compensation Committee received an annual retainer of $10,000.

•
The Chairman of the Nominating and Corporate Governance Committee received an annual retainer of $10,000, and each other member of the Nominating and Corporate Governance Committee received an annual retainer of $5,000.

•	All directors were reimbursed for out-of-pocket expenses incurred in connection with attending meetings.

•	No additional fees were paid for attendance at meetings of the Board or a Committee of the Board.

•
Each non-employee director received an annual grant of restricted stock units (“Director RSUs”) equal in value to $150,000 on the date of grant, and which vest on the date of grant. Upon settlement, each Director RSU is converted into a share of restricted Common Stock and delivered to the director. Prior to the grant date, each director can elect to defer the settlement of his Director RSUs beyond the vesting date to a specific later date or to the termination date of his service on the Board. Restricted shares of Common Stock that have been granted to directors or converted from Director RSUs are restricted and cannot be sold until 90 days after the director resigns from his or her position as a member of the Board or until the director achieves the targeted ownership under the Corporation's stock ownership guidelines, and then only to the extent that such ownership exceeds the target.

The Corporation uses a combination of cash and stock-based incentive compensation to attract and retain qualified candidates to serve on the Board of Directors. Periodically the Board of Directors approves changes to non-employee director compensation after review of recommendations from the Compensation Committee.  In recommending the levels of director cash and equity compensation, the Compensation Committee considers the significant amount of time that directors expend in fulfilling their duties to the Corporation as well as the skill-level required by the Corporation of members of the Board of Directors. The Compensation Committee also examines compensation of directors at manufacturing companies with revenues comparable to the Corporation.  None of the non-employee directors participate in a defined benefit plan or non-qualified deferred compensation plan sponsored or contributed to by the Corporation.
Director Compensation Table
The table below provides information concerning the compensation of the Corporation’s non-employee directors for the fiscal year ended March 31, 2020. The table below does not include information with respect to the Corporation’s current Chief Executive Officer, Mr. Lowe, as he is also a Named Executive Officer of the Corporation. As an employee-director, Mr. Lowe is not compensated for his service as a director of the Corporation.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Total ($)
Dr. Wilfried Backes	90,000	149,605	239,605
Gurminder S. Bedi	90,000	149,605	239,605
Frank G. Brandenberg	165,000	149,605	314,605
Jacob T. Kotzubei	75,000	149,605	224,605
E. Erwin Maddrey, II	100,000	149,605	249,605
Yasuko Matsumoto	70,000	149,605	219,605
Robert G. Paul	90,000	149,605	239,605
Karen M. Rogge	82,500	149,605	232,105

(1) Represents the aggregate grant date fair value computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718 (“FASB ASC Topic 718”) for the following restricted stock unit grants: 7,598 Director RSUs with a grant date fair value of $149,605 granted on August 5, 2019 to each of Dr. Backes and Messrs. Brandenberg, Bedi, Kotzubei, Maddrey and Paul and Mses. Matsumoto and Rogge.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
Equity Compensation Plans
For the information required by this item for equity compensation plans, see “Equity Compensation Plans” under Item 5 of this Form 10-K.
Equity Ownership of Certain Beneficial Owners and Management
As of March 31, 2020, the Corporation’s issued and outstanding Common Stock consisted of 58,273,455 shares of Common Stock. The following information with respect to the outstanding shares of Common Stock beneficially owned by each director of the Corporation, each “Named Executive Officer,” the directors and executive officers as a group, and all beneficial owners of more than 5% of the Common Stock known to the Corporation is furnished as of March 31, 2020, except as otherwise indicated. Except as otherwise indicated below, each of the persons named in the table has sole voting and investment power with respect to the securities beneficially owned by it, him or her as set forth opposite its, his or her name.

Directors, Named Executive Officers and 5% Stockholders	Amount and Nature of Beneficial Ownership		Percent of Class
William M. Lowe, Jr.	242,053	(1)	*
Gregory C. Thompson	31,586	(2)	*
Charles C. Meeks, Jr.	87,146	(3)	*
Claudio Lollini	153,094	(4)	*
R. James Assaf	53,375	(5)	*
Dr. Wilfried Backes	85,932	(6)	*
Gurminder S. Bedi	77,599	(7)	*
Frank G. Brandenberg	77,599	(8)	*
Jacob T. Kotzubei	73,828	(9)	*
E. Erwin Maddrey, II	89,694	(10)	*
Yasuko Matsumoto	25,570	(11)	*
Robert G. Paul	84,101	(12)	*
Karen M. Rogge	15,981	(13)	*
All Directors and Executive Officers as a Group (16 persons)	1,204,975	(14)	2.05%
BlackRock, Inc.	8,704,326	(15)	14.94%
The Vanguard Group	3,615,523	(16)	6.20%
The Goldman Sachs Group, Inc.	3,117,014	(17)	5.35%
Dimensional Fund Advisors LP	3,052,367	(18)	5.24%
ARP Americas LP	3,037,146	(19)	5.21%
* Percentage of shares beneficially owned does not exceed one percent of class.
(1) Represents 188,244 restricted shares of Common Stock ("Restricted Shares") and 53,809 RSUs that will vest within 60 days after March 31, 2020. Restricted Shares cannot be sold until 90 days after termination of service with the Corporation or until the director or officer achieves the targeted ownership under the Corporation's stock ownership guidelines, and only to the extent that such ownership exceeds the target.
(2) Includes 16,304 Restricted Shares and 4,182 RSUs that will vest within 60 days after March 31, 2020.
(3) Includes 68,330 Restricted Shares and 16,316 RSUs that will vest within 60 days after March 31, 2020.
(4) Represents 143,996 Restricted Shares and 9,098 RSUs that will vest within 60 days after March 31, 2020.

(5) Represents 44,018 Restricted Shares and 9,357 RSUs that will vest within 60 days after March 31, 2020.
(6) Represents 8,333 Restricted Shares and 77,599 vested Director RSUs.
(7) Represents 100 Restricted Shares and 77,499 vested Director RSUs.
(8) Represents 77,599 vested Director RSUs.
(9) Represents 100 Restricted Shares and 73,728 vested Director RSUs.
(10) Includes 10,762 Restricted Shares and 77,599 vested Director RSUs.
(11) Represents 100 Restricted Shares and 25,470 vested Director RSUs.
(12) Includes 4,000 Restricted Shares and 77,599 vested Director RSUs.
(13) Represents 100 Restricted Shares and 15,881 vested Director RSUs.
(14) Includes 561,748 Restricted Shares, 502,974 vested Director RSUs and 120,655 RSUs that will vest within 60 days after March 31, 2020.
(15) According to a Schedule 13G filed with the SEC on February 4, 2020 by BlackRock, Inc., as of December 31, 2019, BlackRock, Inc. has sole voting power for 8,555,743 shares and sole dispositive power for 8,704,326 shares. The address for this reporting person is 55 East 52nd Street, New York, NY 10055.
(16) According to a Schedule 13G filed with the SEC on February 12, 2020 by The Vanguard Group, as of December 31, 2019, The Vanguard Group has sole voting power for 55,135 shares, sole dispositive power for 3,563,253 shares, shared voting power for 4,406 shares, and shared dispositive power for 52,270 shares. The address for this reporting person is 100 Vanguard Blvd., Malvern, PA 19355.
(17) According to a Schedule 13G filed with the SEC on January 24, 2020 by The Goldman Sachs Group, Inc., as of December 31, 2019, The Goldman Sachs Group, Inc. has shared voting power of 3,116,902 shares and shared dispositive power of 3,117,014 shares. The address for this reporting person is 200 West Street, New York, NY 10282.
(18) According to a Schedule 13G filed with the SEC on February 12, 2020 by Dimensional Fund Advisors LP, as of December 31, 2019, Dimensional Fund Advisors LP has sole voting power for 2,927,552 shares and sole dispositive power for 3,052,367 shares. The address for this reporting person is Building One, 6300 Bee Cave Road, Austin, TX 78746.
(19) According to a Schedule 13G filed with the SEC on January 16, 2020 by ARP Americas LP, as of December 31, 2019, ARP Americas LP has sole voting power for 3,037,146 shares and sole dispositive power for 3,037,146 shares. The address for this reporting person is 1120 Avenue of the Americas, 15th Floor, New York, NY 10036.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
Review, Approval or Ratification of Transactions with Related Persons
Our directors and executive officers (and other employees) are expected to adhere to the Corporation’s Code of Conduct. In the event that any action arises or is proposed that would require a waiver of or a deviation from our Code of Conduct, or in the event that any actual or potential conflict of interest arises involving any of our directors or executive officers, our policy requires that the matter be reported to the Corporation’s management. Thereafter, the Audit Committee makes the final decision, acting in its discretion, as to whether a waiver of or deviation from our Code of Conduct will be made, or a transaction involving a conflict of interest will be permitted. In the event of such conflicts, the director(s) or officer(s) involved, if any, shall recuse themselves from any decision affecting their personal interests.
Director Independence
The Board undertook its annual review of director independence in May 2020. During this review, the Board inquired about transactions and relationships between each director or any member of his or her immediate family and the Corporation and its subsidiaries and affiliates. The Board also inquired about transactions and relationships between directors or their affiliates and members of the Corporation’s senior management or their affiliates. The purpose of this review was to determine whether any such relationships or transactions were inconsistent with a determination that the director is independent.
Two of the directors determined to be independent by the Board have or had a relationship with the Corporation other than as a director. In evaluating the independence of Mr. Kotzubei, the Board considered that (i) Mr. Kotzubei is a Partner of Platinum Equity Advisors, LLC and (ii) K Equity, LLC (“K Equity”), an affiliate of Platinum Equity Advisors, LLC, had a warrant representing the right to purchase 8.4 million shares of Common Stock through September 11, 2017. As of September 30, 2017, K Equity does not have any outstanding warrants for shares of the Company’s common stock. In determining that Mr. Kotzubei is independent, the Board favorably considered that (i) Mr. Kotzubei meets the NYSE independence tests, (ii) the NYSE does not view ownership of even a significant amount of stock, by itself, as a bar to an independence determination, (iii) the loans with K Equity have been extinguished, (iv) the term of the Corporate Advisory Services Agreement with Platinum Equity Advisors, LLC, as well as the advisory fee payable thereunder, were both fixed as of its May 5, 2009 effective date, and the term expired on June 30, 2013, and (v) the prior warrant rights of K Equity closely aligned K Equity’s interests with the Corporation’s stockholders.
In evaluating the independence of Ms. Matsumoto, the Board considered that Ms. Matsumoto (i) previously served on the board of directors of NEC TOKIN Corporation (“TOKIN”) prior to its acquisition by the Company on April 19, 2017, and (ii) previously served as an employee of NEC Corporation, with which the Company had been a joint venture partner in TOKIN. In determining that Ms. Matsumoto is independent, the Board favorably considered that (i) Ms. Matsumoto meets the NYSE independence tests, (ii) Ms. Matsumoto no longer serves on the board of directors of TOKIN, (iii) Ms. Matsumoto is no longer employed by NEC, with which the Corporation no longer has any material business relationship and (iv) Ms. Matsumoto had served on TOKIN’s board of directors upon the direction of NEC, as one of NEC’s representatives, and had therefore not served upon the direction of the Corporation or its management.
As a result of this review, the Board affirmatively determined that all of the current directors, and any other directors serving during the past year, including the Chairman, Frank G. Brandenberg, are independent of the Corporation and its management within the meaning of the SEC’s rules and regulations and the NYSE rules and regulations, with the exception of Mr. William M. Lowe, Jr., who is considered to be a non-independent director because he is a member of the Corporation’s management.
ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES.
Audit Fees
The following table sets forth fees billed for professional audit services and other services rendered to the Corporation and its subsidiaries by Ernst & Young LLP for the fiscal years ended March 31, 2020 and March 31, 2019 (amounts in thousands):

	Fiscal Year 2020	Fiscal Year 2019
Audit Fees (1)	6,065	5,498
Audit-related Fees (2)	1,393	485
Tax Fees	—	—
All other fees (3)	2	2
Total (4)	7,460	5,985
(1) The aggregate fees billed for professional services rendered for the audit of the Corporation’s annual financial statements, the audit of internal controls over financial reporting, and reviews of the financial statements included in the Corporation's Forms 10-Q for the quarters within fiscal years ended March 31, 2020 and March 31, 2019. Also included in audit fees are fees for services related to statutory audits for legal subsidiaries in international jurisdictions.
(2) For fiscal year 2020, audit-related fees include transaction-related services and review of the Corporation's financial statements in connection with Yageo registration statement activities. For fiscal year 2020 and 2019, audit‑related fees also included services related to the adoption of ASC 842, Leases, internal controls, and other services traditionally performed by our independent registered public accounting firm.
(3) Includes fees related to the annual subscription for an accounting research tool.
(4) Fiscal year 2020 fees increased from fiscal year 2019 due to additional statutory audits for new legal subsidiaries, work performed in connection with the audit of internal control over financial reporting, and Yageo transaction and registration statement activities. During fiscal years 2020 and 2019, the Audit Committee did not approve any services pursuant to the de minimis exception set forth in Section 10A(i)(1)(B) of the Exchange Act.
All audit-related services, tax services and other services were pre-approved by the Audit Committee, which concluded that the provision of such services by Ernst & Young LLP were compatible with the maintenance of that firm’s independence in the conduct of its auditing functions. The Audit Committee’s Audit Policies provide for pre-approval of all audit, audit-related and tax services. These policies authorize the Audit Committee to delegate to one or more of its members pre-approval authority with respect to permitted services.

PART IV
ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.
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

10.40	Amendment No. 11 to Loan and Security Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q (File No. 1-15491) filed on February 6, 2020)

10.41	Addendum to Settlement Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 1-15491) filed on February 7, 2020)

10.42	Amendment No. 12 to Loan and Security Agreement†

21.1	Subsidiaries of KEMET Corporation†

23.1	Consent of Independent Registered Public Accounting Firm, Ernst & Young LLP†

31.1	Certification of the Chief Executive Officer Pursuant to Section 302†

31.2	Certification of the Chief Financial Officer Pursuant to Section 302†

31.3	Certification of the Chief Executive Officer Pursuant to Section 302

31.4	Certification of the Chief Financial Officer Pursuant to Section 302

32.1	Certification of the Chief Executive Officer Pursuant to Section 906#

32.2	Certification of the Chief Financial Officer Pursuant to Section 906#

101
The following financial information from KEMET Corporation’s Annual Report on Form 10-K for the year ended March 31, 2020, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at March 31, 2020, and March 31, 2019, (ii) Consolidated Statements of Income for the years ended March 31, 2020, 2019 and 2018, (iii) Consolidated Statements of Comprehensive Income for the years ended March 31, 2020, 2019 and 2018, (iv) Consolidated Statements of Changes in Stockholders’ Equity for the years ended March 31, 2020, 2019 and 2018, (v) Consolidated Statements of Cash Flows for the years ended March 31, 2020, 2019 and 2018 and (vi) the Notes to Consolidated Financial Statements, tagged as blocks of text‡

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
_______________________________________________________________________________

*	Exhibit is a management contract or a compensatory plan or arrangement.

†	Previously filed with our Annual Report on Form 10-K filed with the SEC on May 28, 2020.

#	Previously furnished with our Annual Report on Form 10-K filed with the SEC on May 28, 2020.

‡	Previously submitted with our Annual Report on Form 10-K filed with the SEC on May 28, 2020.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KEMET CORPORATION (Registrant)

Date: July 29, 2020	By:	/s/ GREGORY C. THOMPSON
Gregory C. Thompson Executive Vice President and Chief Financial Officer